Form 10QSB
period 1998-09-30
PATAPSCO VALLEY BANCSHARES INC
filed 1998-11-13
CIK 1069855

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
                                   (Mark One)

         /_X_/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998 /___/ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________
         Commission file number               0-24887
                                --------------------------------------

                        PATAPSCO VALLEY BANCSHARES, INC.
                        --------------------------------

        (Exact Name of Small Business Issuer as Specified in Its Charter)
            Maryland                                       52-1996620
            --------                                       ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

          8593 Baltimore National Pike, Ellicott City, Maryland 21043
          -----------------------------------------------------------
                    (Address of Principal Executive Offices)
                                  410-465-0900
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

 ------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
    -----    -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes       No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 1998, there were 1,356,192 shares of common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes   X    No
    -----     -----

                PATAPSCO VALLEY BANCSHARES, INC. AND SUBSIDIARIES

                                    Contents
                                    --------


PART I - FINANCIAL INFORMATION                                            Pages

Item 1.   Financial Statements

    Consolidated statements of financial condition at September 30, 1998
    (unaudited) and December 31, 1997                                         3

    Consolidated statements of operations (unaudited)  for nine months
    and three months ended September 30, 1998 and 1997                        4

    Consolidated statements of cash flows (unaudited) for nine months
    ended September 30, 1998 and 1997                                       5-6

    Notes to Financial Statements                                             7


Item 2.  Management's Discussion and Analysis or Plan of Operation         8-11


PART II - OTHER INFORMATION


Item 5.  Other Information                                                   12

Item 6.  Exhibits
                  (a) Exhibit 27- Financial Data Schedule



Signatures                                                                   13

                          PART I- FINANCIAL INFORMATION

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  September 30,     December 31,
ASSETS                                                1998              1997
------                                             (Unaudited)

Cash and due from banks                             $4,756,508        $5,085,542
Interest bearing assets in other banks               1,277,473            40,937
Federal funds sold                                   5,886,000        13,140,063
  Total cash and cash equivalents                   11,919,981        18,266,542
Securities available for sale                       14,497,004        15,160,333
Loans held for sale                                 19,413,050         5,540,585
Net loans, less allowance for credit losses of
  $1,440,841 and $1,615,008                        100,274,776        96,795,828
Premises and equipment                               4,504,886         2,108,434
Foreclosed real estate                                       0            23,581
Deferred income taxes                                  292,945           284,213
Accrued interest receivable                            828,050           706,904
Prepaid income taxes                                   266,517           496,763
Intangibles                                            394,979           406,392
Other assets                                           477,009           439,572
                                                       -------           -------
                                                  $152,869,197      $140,229,147
                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits
  Non-interest-bearing                             $33,448,798       $31,006,823
  Interest-bearing                                  97,209,574        88,488,181
                                                    ----------        ----------
     Total deposits                                130,658,372       119,495,004

Securities sold under repurchase agreements          3,474,233         2,861,324
Dividend payable                                       169,093           444,287
Accrued interest payable                               579,550           548,505
Other liabilities                                    1,340,025           986,168
                                                     ---------           -------
                                                     5,562,901         4,840,284

      Total liabilities                            136,221,273       124,335,288

Stockholders' Equity
  Common stock, par value $0.01 per share;
   authorized 50,000,000 shares; issued
   and outstanding 1,356,192 shares in 1998 and
   667,408 shares in 1997                               13,562             6,674
  Surplus                                           11,654,551        11,307,989
  Retained earnings                                  4,959,175         4,546,605
  Accumulated other comprehensive income                20,636            32,591
                                                        ------            ------
     Total stockholders equity                      16,647,924        15,893,859
                                                    ----------        ----------
                                                  $152,869,197      $140,229,147
                                                   ===========       ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        For Nine Months Ended                For Three Months Ended
                                                            September 30,                         September 30,
                                                          1998              1997             1998              1997
                                                          ---------------------------------------------------------

INTEREST INCOME
Loans, including fees                               $7,900,981        $6,510,778       $2,710,904        $2,248,638
U.S. Treasury securities                               381,535           593,284          134,088           127,261
U.S Government agency securities                        95,289           174,420           23,995            53,011
State and municipal securities                          36,370            49,090           11,627            19,752
Federal funds sold                                     293,759           423,773           91,556           148,535
Other investments                                       46,986            37,917           16,813            13,521
                                                        ------            ------           ------            ------
    Total interest income                            8,754,920         7,789,262        2,988,983         2,610,718
INTEREST EXPENSE
Deposits                                             2,494,899         2,030,127          885,409           676,535
Other short-term borrowings                            227,298           105,941           61,723            33,838
                                                       -------           -------           ------            ------
    Total interest expense                           2,722,197         2,136,068          947,132           710,373

     Net interest income                             6,032,723         5,653,194        2,041,851         1,900,345
Provision for credit losses                                  0                 0                0                 0
      Net interest income after provision for
        credit losses                                6,032,723         5,653,194        2,041,851         1,900,345

NON-INTEREST INCOME
Service charges on deposit accounts                    599,390          483,674           205,743           186,190
Mortgage banking fees and gains                      1,260,521                 0          247,655                 0
Other fees and commissions                             179,079           182,498           51,187            52,489
                                                       -------           -------           ------            ------
       Total non-interest income                     2,038,990           666,172          504,585           238,679

NON-INTEREST EXPENSES
Salaries                                             3,031,174         1,724,247          946,407           622,719
Employee benefits                                      697,456           398,150          228,860           139,461
Occupancy                                              622,228           353,109          191,999           120,194
Furniture and equipment                                620,800           386,604          248,296           159,466
Other                                                1,647,934         1,201,955          641,129           450,266
                                                     ---------         ---------          -------           -------
         Total non-interest expenses                 6,619,592        4,064,065         2,256,691         1,492,106

Income before taxes                                  1,452,121         2,255,301          289,745           646,918
Income taxes                                           525,612           824,445          104,918           243,812
                                                       -------           -------          -------           -------
Net income                                             926,509         1,430,856        184,827             403,106
Change in unrealized gain (loss) on securities
  available for sale                                   (11,955)           27,907            1,066            25,185
                                                       --------           ------            -----            ------

Comprehensive  income                                 $914,554        $1,458,763         $185,893          $428,291
                                                      --------        ----------         --------          --------

Basic and diluted earnings per share                     $0.68            $1.09             $0.14             $0.32
                                                          ====             ====              ====              ====


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                     For the Nine Months Ended
                                                                             September 30,
                                                                         1998             1997
                                                                         ----             ----

Cash Flows From Operating Activities
------------------------------------

Interest received                                                  $8,679,748        $7,681,860
Fees and commissions received                                         778,469           666,172
Proceeds from sales of loans held for sale                        119,897,232                 0
Originations of loans held for sale                              (132,509,176)                0
Interest paid                                                      (2,691,152)       (2,152,415)
Cash paid to suppliers and employees                               (5,778,640)       (3,458,479)
Income taxes paid                                                    (384,387)         (953,622)
                                                                     ---------         ---------
                                                                  (12,007,906)        1,783,516

Cash Flows From Investing Activities
------------------------------------

Proceeds from maturities of securities available for sale          19,592,147        25,482,650
Purchases of securities available for sale                        (18,949,262)      (11,896,826)
Loans made, net of principal collected                             (3,523,955)      (13,054,158)
Payments of organization costs                                           (505)           (4,173)
Proceeds from sales of other real estate                               23,581           125,419
Purchases of premises, equipment, and software                     (2,821,255)       (1,087,147)
                                                                   -----------       -----------
                                                                   (5,679,249)         (434,235)

Cash Flows From Financing  Activities
-------------------------------------

Net increase (decrease) in time deposits                            8,721,393          (329,927)
Net increase (decrease) in other deposits                           2,441,975          (168,987)
Net increase (decrease) in other borrowed funds                       612,909          (644,140)
Dividends paid                                                       (789,133)         (712,355)
Dividends reinvested                                                  353,450           302,572
Stock options exercised                                                     0             5,459
                                                                            -             -----
                                                                   11,340,594        (1,547,378)

Net  increase (decrease) in cash and cash equivalents              (6,346,561)        (198,097)
Cash and equivalents at beginning of year                          18,266,542        18,571,732
                                                                   ----------        ----------
Cash and equivalents at end of year                               $11,919,981       $18,373,635
                                                                   ==========        ==========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      For the Nine Months Ended
                                                             September 30,
                                                        1998              1997
                                                        ----              ----


Reconciliation of Net Income to Net Cash Flows Provided
-------------------------------------------------------
  By Operating Activities
  -----------------------

Net income                                            $926,509        $1,430,856

Adjustments to Reconcile Net Income to Net Cash
-----------------------------------------------
  Provided by Operating Activities
  --------------------------------



Depreciation, amortization and losses                 437,688           413,405
Deferred taxes                                         (1,210)                3
Increase (decrease) in;
  Deferred loan fees                                   45,007            15,041
  Accrued interest payable                             31,045           (16,347)
  Income taxes payable                                (87,811)          (79,799)
  Other liabilities                                   441,668           221,543
  Loans held for sale                             (13,872,465)                0
Decrease (increase) in;
  Accrued interest receivable                        (121,146)         (122,281)
  Prepaid taxes                                       230,246           (49,381)
  Other assets                                        (37,437)          (29,524)
                                                  ------------        ----------
                                                 $(12,007,906)       $1,783,516
                                                  ============        ==========







       The accompanying notes to consolidated financial statements are an integral part of these statements

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Principles of consolidation
         ---------------------------

                          The  consolidated  financial  statements  include  the
              accounts of Patapsco Valley Bancshares Inc. ( the "Company") , The Central Maryland Service Corporation ("CMSC"), Commercial and Farmers Bank (the "Bank") and its subsidiaries, Founders Mortgage Company, Inc. ("Founders"), C&F Insurance Agency, Inc. and Rogers Avenue Realty, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - Basis of Presentation
         ---------------------

                         The  accompanying   unaudited   consolidated  financial
               statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the nine months ended September 30, 1998 do not necessarily reflect the results that may be expected for the entire fiscal year December 31, 1998 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated in the Company's Annual Report for the year ended December 31, 1997, and Form 10SB/A.

Note 3 - Earnings Per Share
         ------------------

                         Earnings  per share is  presented  in  accordance  with
               Statement of Financial Accounting Standards No. 128. This Statement requires dual presentation of basic and diluted earnings per share ( EPS ) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase earnings per share. Average shares outstanding are adjusted giving retroactive effect of a 100% stock dividend declared on September 15,1998, and payable on October 1, 1998. No adjustments were made to net income for all periods presented. The basic and diluted average shares outstanding for the nine and three month periods are as follows:

                                                       Nine Months Ended                   Three Months Ended
                                                         September 30,                       September 30,
                                                      1998              1997             1998               1997
                                                      ----              ----             ----               ----
         Net income                                $926,509       $1,430,856         $184,827           $428,291
                                                   --------       ----------         --------           --------
         Weighted average shares
           Outstanding - Basic                    1,352,463        1,332,700        1,354,476          1,334,797
         Diluted securities:
           Options                                    1,757                0            2,113                  0
                                                      -----                -            -----                  -
         Adjusted weighted average
           Shares- Diluted                        1,354,220         1,332,700       1,356,589          1,334,797
           Basic and diluted EPS                      $0.68             $1.09           $0.14              $0.32
                                                       ====              ====            ====               ====

Note 3 - Reclassification
         ----------------

                         Certain prior year's amounts have been  reclassified to
               conform to current year's presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, strategies, objectives, expectations and intentions, including, among other statements, statements involving the Bank's projected loan and deposit growth, loan collateral values, collectability of loans, anticipated changes in non-interest income, payroll and branching expenses, branch and office expansion of the Bank and its affiliates, and liquidity levels. These statements may be identified by such forward-looking terminology as "expect", "believe", "anticipate", or by expressions of confidence such as "continuing" or "strong" or similar statements or variations of such terms. The Company's actual results could differ materially from those discussed herein and involve certain risks and uncertainties. These risks and uncertainties include, but are not limited to, general economic conditions and competition in the geographic and business areas in which the Company and its subsidiaries operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB.

FINANCIAL CONDITION

         Total assets of the Company were $152,869,000 as of September 30, 1998, compared to $140,229,000 as of December 31, 1997, an increase of $12,640,000 or
9.01 percent. The increase was primarily attributable to an increase in loans held for sale of $13,872,000, an increase in net loans of $3,479,000 and an increase in premises and equipment of $2,396,000. These increases were slightly offset by a decline in federal funds sold of $7,254,000. The increase in loans held for sale and net loans is part of management's strategy to continue with the Founders operation and to emphasize services to small and medium size businesses and professional practices. While retail loan demand continues to be soft, management plans to grow this portfolio in the future in part by additional product promotions.

         Total Liabilities were $136,221,000 as of September 30, 1998 compared to $124,335,000 as of December 31, 1997, an increase of $11,886,000 or 9.56 percent. The increase was primarily due to an increase in deposits of $11,163,000. This increase was the result of the Bank opening a branch during the fourth quarter of 1997 and aggressively marketing for new deposits. The campaign continued into 1998 and the branch has exceeded all projections in deposit growth. In September 1998, the Bank opened an additional branch and another branch is currently under construction. With the current branch expansion, the deposit growth is expected to continue.

         Stockholders' equity was $16,648,000 as of September 30, 1998, compared to $15,894,000 as of December 31, 1997, an increase of $754,000. The increase was due to comprehensive income for the period of $915,000 and dividends reinvested in the amount $353,000. These increases were partially offset by cash dividends of $514,000.

RESULTS OF OPERATIONS

GENERAL

         Net income for the nine and three months ended September 30, 1998 was $927,000 and $185,000 respectively, as compared to $1,431,000 and $403,000 for the same periods in 1997. The decreases in net income of $504,000 and $218,000 for the nine and three months ended September 30, 1998 respectively as compared to the same periods in 1997 was primarily due to an increase in non-interest expenses. These increases were slightly offset by increases in net interest income and non-interest income.

INTEREST INCOME

         Total interest income for the nine and three months ended September 30, 1998 was $8,755,000 and $2,989,000 respectively, compared to $7,789,000 and
$2,611,000 for the same periods in 1997, an increase of $966,000 or 12.40% and $378,000 or 14.48% respectively. The increases were primarily due to an increase of $26,258,000 and $26,729,000 in the average dollar amount of net loans and loans held for sale for the nine and three months ended in September 30, 1998. The growth in loans held for sale is attributed to the Bank's new mortgage banking subsidiary, Founders. These increases were partially offset by a decline in the average dollar amount of investments by $6,482,000 and $7,805,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997. The weighted average yield on interest earning assets was 8.49% and 8.75% for the nine and three months ended September 30, 1998 compared to 8.59% and 8.65% for the same periods in 1997.

INTEREST EXPENSE

         Total interest expense for the nine and three months ended September 30, 1998 was $2,722,000 and $947,000 respectively, compared to $2,136,000 and
$710,000 for the same periods in 1997,an increase of $586,000 or 27.43% and $237,000 or 33.38% respectively. The increases resulted primarily from increases in the average dollar amount of deposits of $11,388,000 and $10,380,000 respectively as the Bank conducted an aggressive marketing campaign, advertising the Bank and its various new deposit products.

         The average yields paid on Deposits were 3.69% and 3.97% for the nine and three month periods, compared to 3.43% for both periods in 1997. The increases were also the result of increases in the average dollar amount of borrowings of $3,542,000 and $3,951,000 for the nine and three month periods respectively. The increase was due to the Bank borrowing from the Federal Home Loan Bank in order to fund new loan originations at Founders. There were no outstanding Federal Home Loan Bank borrowings as of September 30, 1998. The weighted average rates paid on interest-bearing liabilities were 3.74% and 3.93% for the nine and three months ended September 30, 1998, respectively as compared to 3.47% and 3.46% for the same periods in 1997.

PROVISION FOR LOAN LOSSES

         For the nine and three months ended September 30, 1998 and 1997 no provision for loan losses was charged to expense . The Bank recorded $174,000 and $17,000 in net charge-offs for the nine and three months ended September 30,1998 as compared to $89,000 and $28,000 in net recoveries for the same periods in 1997.

         While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions at the time management determined the current level of the allowance for loan losses.

         The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at the amount management considers adequate to cover estimated losses in loans receivable that are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual losses experience, diversification and size of the portfolio, adequacy of the collateral, the amount of non-performing loans and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provision for estimated loan losses based upon judgments different from those of management.

         The Company has seen a recent decrease in principal balances of loans past 90 days due and non-accrual. Included in these loans is one commercial and one mortgage totaling $846,616, which management believes are subject to little risk of loss based on collateral values. However, management cannot be certain that collateral values will be maintained. The commercial loan is a purchased participation from another local commercial bank where the loan is receiving regular payments through bankruptcy proceedings. Management is waiting for the approval from the courts for liquidation of the collateral for full payoff of the loan. The mortgage loan had a contract of sale from a foreclosure auction rescinded and is in the process of re-auctioning the property.

NON-INTEREST INCOME

         Non-interest income for the nine and three months ended September 30, 1998 was $2,039,000 and $505,000, respectively as compared to $666,000 and $239,000 for the same period in 1997. This increase was attributed to $1,261,000 in mortgage banking fees and gains, which was generated by the Founders operation for the nine months ended September 30, 1998. Income from mortgage banking fees and gains for the three months ended September 30,1998 was down as compared to the prior quarter due to an increase in loan origination costs. These fees are expected to increase in the last quarter of 1998. In addition, the Bank has experienced an increase in service charges on deposit accounts. These increases follow an increased level of fees collected for checks drawn against insufficient funds, because of increases in deposit accounts and due to the introduction of new checking account programs that have monthly fees. With the continued anticipated expansion of the Bank's branch network and of Founders, management expects to see increased levels of non-interest income.

NON-INTEREST EXPENSE

         Total non-interest expense for the nine and three months ended September 30, 1998 was $6,620,000 and $2,257,000 as compared to $4,064,000 and
$1,492,000 for the same periods in 1997.

         A significant portion of the increase in non-interest expense is related to the increases in salaries and related benefits of $1,606,000 and $413,000 for the nine and three month periods in 1998 as compared to the same periods in 1997. The Company has added a significant number of employees to the payroll as a result of the expansion in the Bank, Founders and CMSC. Salaries and benefits also include cost of living increases and benefit cost increases. Employee expenses continue to increase as the reflection of the full year salaries for the employees added in 1997 and as the Company continued to expand.

         Occupancy and furniture and equipment expense increased by $503,000 and $161,000 for the nine and three months ended in 1998 as compared to the same periods in 1997. The increases are due to the Company expanding its facilities, making improvements to existing facilities and upgrading equipment. Absent unforeseen circumstances, these increases are expected to continue as new branches are opened and a full year of depreciation costs and equipment service contracts are realized. With more facilities and equipment, the Company will also require more maintenance, and the additional investment will be depreciated over the estimated useful life of the asset.

         Other expenses increased by $446,000 and $191,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997. Increases were noted in marketing and stationery and supplies. These areas of increased expense include costs associated with the promotion and establishment of Founders and the new branches. In addition, the Company had adopted a full-scale marketing program to compete effectively for deposits and loans, including direct mail, cable television commercials, newspaper advertising and product promotion.

INCOME TAX

         The Company's income tax expense was $526,000 and $105,000 for the nine and three months ended September 30, 1998 as compared to $824,000 and $244,000 for the same periods in 1997. The changes were primarily the result of the variations in pre-tax income. The effective tax rate for the nine and three months ended September 30, 1998 was 36.20% and 36.21% as compared to 36.55% and 37.68% in the same periods in 1997.

LIQUIDITY MANAGEMENT

         Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrower and depositor withdrawal requirements and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, proceeds from the sale of loans held for sale and income from earning assets. A primary source of cash is from the proceeds from the sale of loans held for sale. In addition, the Company relies on the proceeds from maturity of securities available for sale and the investment portfolio contains readily marketable securities that could be converted to cash. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Company may borrow up to $33,000,000 under secured lines of credit with the Federal Home Loan Bank of Atlanta and has available lines of credit of $2,500,000 in overnight federal funds and $1,000,000 in short-term credit from other correspondent banks. The increase in loans held for sale of $13,872,000 or 250.37% from December 31, 1997 to September 30, 1998 was primarily funded by an increase in growth in Deposits of 8.9% and a reduction in federal funds sold of 55.20 %. The Company believes that it has adequate liquidity sources to meet all anticipated liquidity needs over the next twelve months. While management plans to continue to rely on the secured lines of credit from the Federal Home Loan Bank of Atlanta, management knows of no trend or event which will have a material impact on the Company's ability to maintain liquidity at satisfactory levels.

         The Company announced on September 15, 1998, that the Board of Directors had declared a 100% stock dividend to all shareholders of record as of that date. The dividend was distributed on October 1, 1998.

CAPITAL RESOURCES AND ADEQUACY

         One measure of capital adequacy is the leverage ratio, which is calculated by dividing average total assets for the most recent quarter into Tier l capital. The regulatory minimum for this ratio is 4%, with 6% being the regulatory minimum for well-capitalized companies. The leverage capital ratio as of September 30, 1998 was 10.43%.

         Another measure of capital adequacy is the risk-based capital ratio, or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier l) and supplemental capital (Tier 2), including adjustments for off balance sheet items, such as letters of credit, and the different degrees of risk among various assets. Regulators require a minimum risk-based capital ratio of 8 percent. As of September 30, 1998, the total risk-based capital ratio was 15.01%. According to FDIC capital guidelines, the Bank is considered to be "well capitalized ."

         The Bank opened a new branch in September 1998 and is planing to open another in December 1998 and Founders is planning to continue to expand. The funding sources for these projects are primarily Cash, Federal Funds and maturities of Investment Securities. Management knows of no other trend or event, that will have a material impact on capital.

                           PART II. OTHER INFORMATION


Item 5. Other Information

              On September 28, 1998, Barbara M. Broczkowski, CPA, was hired as the Vice President and Chief Financial Officer of the Company and the Bank. Prior to her current position, she served as a Partner of Anderson Associates LLP, since January, 1996 and as an Audit Manager for the same firm since December, 1986.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit
             Number
             ------

             27       Financial Data Schedule

        (b) No reports have been filed on Form 8-K during the past quarter for which this report is filed.

SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               PATAPSCO VALLEY BANCSHARES, INC.





    Date:  11/12/98            By: /s/ John S. Whiteside
           -------------           -------------------------
                                   John S. Whiteside
                                   President and Chief Executive Officer





    Date:  11/12/98            By:/s/ Barbara M. Broczkowski
           -------------       -----------------------------
                                  Barbara M. Broczkowski
                                  Vice President and Chief Financial Officer