Form 10KSB40
period 1998-12-31
PATAPSCO VALLEY BANCSHARES INC
filed 1999-03-25
CIK 1069855

                      1 SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____.

                         COMMISSION FILE NUMBER: 0-24887

                        PATAPSCO VALLEY BANCSHARES, INC.
              (Exact name of Small Business Issuer In Its Charter)

           MARYLAND                                            52-1996620
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

8593 BALTIMORE NATIONAL PIKE, ELLICOTT CITY, MARYLAND                  21043
(Address of Principal Executive Offices)                            (Zip Code)

                                 (410) 465-0900
                      Issuer's Telephone Number, Including
      Area Code Securities registered pursuant to Section 12(b) of the Act:

         Title of Class                Name of Each Exchange on Which Registered
               NONE                                    NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                          COMMON STOCK, $.01 PAR VALUE

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year are:  $14,839,493.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1999 was 31.5 million.

The number of shares of common stock outstanding as of March 8, 1999 was 1,362,023.83 .

Transitional Small Business Disclosure Format
Yes / /  No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Parts I and II of this Form 10-KSB incorporates information by reference to the Registrant's Annual Report, attached as Exhibit 13 hereto, and Part III of this Form 10-KSB incorporates information by reference to the Registrant's definitive proxy statement for its 1999

Annual Meeting of Shareholders (to be filed).

                        PATAPSCO VALLEY BANCSHARES, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                          PAGE

                                     PART I


Item 1.           Description of Business                                                                   4
Item 2.           Description of Property                                                                  19
Item 3.           Legal Proceedings                                                                        21
Item 4.           Submission of Matters to a Vote of Security Holders                                      21

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters                                 21
Item 6.           Management's Discussion and Analysis or Plan of Operations                               22
Item 7.           Financial Statements                                                                     22
Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                                 22


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                                        22
Item 10.          Executive Compensation                                                                   23
Item 11.          Security Ownership of Certain Beneficial Owners and Management                           23
Item 12.          Certain Relationships and Related Transactions                                           24
Item 13.          Exhibits, List and Reports on Form 8-K                                                   24


                                     PART I


ITEM  1.          DESCRIPTION OF BUSINESS

GENERAL

         Patapsco Valley Bancshares, Inc. (the "Company"), a Maryland corporation and a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, was incorporated on August 22, 1996 to acquire all of the outstanding shares of common stock of Commercial and Farmers Bank (the "Bank"). The Company engages in its business through the Bank, a Maryland state-chartered bank, the Bank's subsidiaries, as well as through Central Maryland Service Corporation, a Maryland corporation and data processing company. The Company has issued and outstanding 1,359,990 shares of common stock, par value $.01 per share ("Shares"), held by 436 holders of record on December 31, 1998. The Bank was chartered in November, 1934, and is engaged in a general commercial and retail banking business.

         The Bank has six full service branches located in the Maryland communities of Historic Ellicott City, Catonsville, Dorsey Search, Columbia Crossing, West Friendship and Hickory Ridge, in addition to the main office branch located in Ellicott City, Maryland. The Bank has one additional branch under construction in the Elkridge community. The executive offices of the Company and the main office of the Bank are located at 8593 Baltimore National Pike, Ellicott City, Maryland 21043.

THE BANK

         The Bank's general market area consists principally of Howard County, which is located between the cities of Baltimore and Washington, D.C. Geographically, all but one of the Bank's seven branch offices are located in Howard County. The Bank has one office in Catonsville, which is located in Baltimore County, Maryland.

         The Bank attracts deposits and generates loan activity through its branch network. In 1998, the Bank opened a 3,000 square foot freestanding branch office with three drive-thru lanes and two ATMs at Columbia Crossing, on Route 175 and Snowden River Parkway in Columbia, Maryland, serving the Long Reach/Gateway communities, and a 2,600 square foot freestanding branch with three drive-thru lanes and two ATMs at the intersection of Route 1 and Montgomery Road in Elkridge, Maryland. These offices, along with the existing branches, provide convenience and service to the various communities that the Bank serves.

         The Bank's Howard County market area is growing and expanding (population growth is currently 12.91%) and contains numerous banks and other financial institutions. The Bank experiences substantial competition in attracting and retaining deposits and making loans. A number of the Bank's customers both live and work in the Baltimore/Washington corridor. The marketplace is sophisticated and demanding.

BANK DEPOSITS AND LENDING ACTIVITIES

         As of December 31, 1998, the Bank has deposits of $147 million, and approximately 27,400 deposit customers. No material portion of the Bank's deposits has been obtained from an individual or a few individuals (including federal, state and local governments and agencies), the loss of any one or more of which would have a materially adverse effect on the Bank.

         As of December 31, 1998, the Bank had approximately $99 million in loans, representing 58% of its total assets of $170 million. No material portion of the Bank's loans is concentrated within a single industry or group of related industries. The Bank is not dependant to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not have a material adverse effect on the operations or earnings of the Bank.

BANKING PRODUCTS AND SERVICES

         The Bank has been doing business in Maryland since 1934 and is engaged in both the commercial and consumer banking business. The Bank services its customers through a branch network, including the main office. The Bank provides a wide range of personal banking services designed to meet the needs of local consumers. Among the services provided are checking accounts, savings and time accounts, safe deposit boxes, IRA, and minor and holiday club accounts. It also offers relationship savings accounts, as well as money market accounts. The Bank offers Advantage checking, Value checking and no-fee checking as a service for those requiring less activity at a more modest cost. The Bank continues its community affiliations by offering Collegiate checking for customers in their secondary education and Prime Time checking for seniors.

         The Bank also grants available credit for installment, unsecured and secured personal loans, residential mortgages and home equity loans, as well as automobile and other consumer financing.

         As a convenience to its customers, the Bank offers at most branch locations, Saturday banking hours, drive-thru teller windows, Just Press One access telephone banking service and 24-hour automated teller machines.

         The Bank also is engaged in financing commerce and industry by providing credit and deposit services for small to medium size businesses and the agricultural community in the Bank's market area. The Bank offers many forms of commercial lending, including lines of credit, revolving credit, term loans, accounts receivable financing, commercial construction loans, commercial real estate mortgage lending, as well as many Small Business Administration guaranteed loans. The Bank offers a Zero Balance Account, as well as sweep accounts, in order for companies to better utilize their investible cash; in addition, commercial depositors may take advantage of many different services and have the expense included in their monthly analysis. The Bank provides small ticket leasing opportunities for its customers through a strategic alliance with a local equipment leasing company.

         Additional types of real estate loans, credit card and related services are also offered through the Bank and its subsidiaries. The Bank does not offer trust services and does not engage in municipal trading services.

         Consumer and non-mortgage loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

         Commercial loans and loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation of the business or management of the property, repayment of such loans may be subject to adverse conditions in the economy or real estate markets. It has been the Company's practice to underwrite such loans based on its analysis of the amount of cash flow generated by the business and the resulting ability of the borrower to meet its payment obligations. In addition, the Company in general seeks to obtain a personal guarantee of the loan by the owner of the business and under certain circumstances, seeks additional collateral.

         Construction loans are generally considered to involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property's value upon completion of construction as compared to the estimated costs of construction, including interest. Also the Company assumes certain risks associated with the borrowers' ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Company may be confronted with a project which, when completed, has a value insufficient to assure full repayment or to advance funds beyond the amount originally committed to permit completion of the project.

         The Bank provides a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments.

BANK SUBSIDIARIES

         The Bank wholly owns three subsidiaries: Founders Mortgage Company, Inc. ("Founders"), a Maryland corporation formed in 1997; C&F Insurance Agency, Inc., a Maryland corporation formed in 1992; and Rogers Avenue Realty, Inc., a Maryland corporation formed in 1993. Founders contributed 21% to the Company's total fiscal 1998 consolidated revenues; Rogers Avenue Realty, Inc., has contributed a total of $9,362 since 1993, with no more than $4,617 in any one year, to the Company's total consolidated revenues. C&F Insurance has contributed a total of $15,849 since 1992, with no more than $8,597 in any one year, to the Company's total consolidated revenues.

         Rogers Avenue Realty, Inc., holds properties foreclosed upon by the Bank, and is located at 8593 Baltimore National Pike, Ellicott City, Maryland 21043. This corporation was established to help facilitate the liquidation of these foreclosed properties as expeditiously as possible. The Company has no plans to develop this subsidiary.

         The Company formed Founders, a mortgage banking company, as a wholly-owned subsidiary of the Bank. Founders is in the business of originating residential first mortgage loans and construction loans in Howard and surrounding counties, as well as in other states, including Delaware, Pennsylvania, Virginia and West Virginia, and selling the mortgage and construction loans to unaffiliated financial institutions and other mortgage purchasers. Founders currently has Maryland offices in Columbia, Bel Air, North East and Frederick. Outstanding product offerings are an important factor in continued expansion of Founders. All of Founders' representatives are equipped with laptop computers so as to accommodate customer needs in any location at any time. Direct underwriting also gives the customers answers quickly. Founders' executive office is located at 8818 Centre Park Drive, Suite 100, Columbia, Maryland 21045.

         C&F Insurance Agency, Inc. is a Maryland insurance agency. C&F Insurance Agency, Inc.'s address is P.O. Box 347, West Friendship, Maryland 21794. As of December 31, 1998, C&F Insurance Agency was not actively engaged in the insurance business and provided no services to the Company. On Novenber 24, 1998, C&F Insurance Agency, Inc. entered into a letter of intent to acquire the Ellicott City branch of Fowler & Seidl, Inc. and Center for Insurance and Related services, a full line independent insurance agency. An agreement was signed, and the acquisition was consummated during the first quarter of 1999. The Company plans to grow this subsidiary further by purchasing another existing agency or agencies. The Company expects C&F Insurance Agency, Inc. will generate revenues in 1999.

CENTRAL MARYLAND SERVICE CORPORATION

         Central Maryland Service Corporation ("CMSC") became a wholly-owned subsidiary of the Company in June, 1997. Previously, the Bank was a stockholder with two other community banks. CMSC provides account processing, item processing, check imaging and ATM processing services to the Bank. CMSC also just began providing loan portfolio accounting services for a financial institution in Pennsylvania. The goal of CMSC is to market its services to other clients in Maryland and adjoining states. CMSC's executive office is located at 3290 Pine Orchard Lane, Ellicott City, Maryland 21042. For the year ended December 31, 1998, CMSC contributed less than one percent to the total consolidated revenues for the Company.

ENVIRONMENTAL LIABILITIES

         Management of the Company is not aware of any environmental liabilities which would have a material adverse effect on the operations or earnings of the Company.

SEASONAL ASPECTS

         Management does not believe that the deposits or the business of the Bank or its subsidiaries in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but should not have a material effect on planning and policy making.

EMPLOYEES

         As of December 31, 1998, the Company had 1 full-time employee. As of that date, the Bank had 93 employees, Founders had 49 employees, and CMSC had 6 employees. A total of 149 persons work for the Company and its direct and indirect subsidiaries.

COMPETITION

         The Company and the Bank operate in a competitive environment, competing for deposits and loans with commercial banks, thrifts and other financial entities. Principal competitors include other community commercial banks and larger institutions with branches in the Bank's market area. Numerous mergers and consolidations involving banks in the Bank's market area have occurred recently, requiring the Bank to compete with banks with greater resources.

         The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. The Bank also competes with money market mutual funds for deposits. Many of the financial institutions operating in the Bank's market area offer services such as trust, investment and international banking, which the Bank does not offer, and have greater financial resources or have substantially higher lending limits than does the Bank.

         To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs.

         The Company believes that many individuals and businesses in its market area feel as though they have been disenfranchised by the large out-of-state banking institutions which have acquired local banks. Management believes that the Bank has an opportunity to establish business ties with customers who have been displaced by the consolidations and who are anxious to forge banking relationships with locally owned and managed institutions.

         The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. The Bank relies not only on the goodwill and referrals of satisfied customers, as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build the customer base of the Bank. To enhance the Bank's image in the community, the Bank supports and participates in many local events. Employees, officers and directors represent the Bank on many boards and local civic and charitable organizations.

INVESTMENT ACTIVITIES

         The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 8.7% of the total assets and is invested primarily in U.S. Treasury, U.S. Government Agency, state and municipal bonds, as well as several structured notes. These structured notes include step-up bonds, dual index bonds and inverse floaters. The step-up bonds have already stepped-up and are now considered fixed-coupon bonds. Management currently does not plan to make additional investments in structured notes.

         A key objective of the investment portfolio is to provide a balance in the Bank's asset mix of loans and investments consistent with its liability structure, and to assist in management of interest rate risk. The investments augment the Bank's capital position in the risk-based capital formula, providing the necessary liquidity to meet fluctuations in credit demands of the community and fluctuations in deposit levels. In addition, the portfolio provides collateral for pledging against public funds and a reasonable allowance for control of tax liabilities. Finally, the investment portfolio is designed to provide income for the Bank. In view of the above objectives, the portfolio is treated conservatively by management, and only securities that meet conservative investment criteria are purchased.

SUPERVISION AND REGULATION

         GENERAL. The Company and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Company and the Bank.

         FEDERAL BANK HOLDING COMPANY REGULATION AND STRUCTURE. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and, as such, it is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the "FRB"). The Company is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB may conduct examinations of the Company and its subsidiaries.

         With certain limited exceptions, the Company is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Company is required to give 60 days' written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

         Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the FRB, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking, managing or controlling banks. The FRB permits expedited approval or notice procedures for expansion into approved categories of non-bank activities for certain well-capitalized bank holding companies.

         Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from it or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer.

         Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross-guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

         STATE BANK HOLDING COMPANY REGULATION. As a Maryland bank holding company, the Company is subject to various restrictions on its activities as set forth in Maryland law, in addition to those federal law restrictions that were already described. Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Maryland Commissioner of Financial Regulation (the "Commissioner"). Also, a bank holding company and its Maryland state-chartered bank or trust company cannot directly or indirectly acquire banking or non-banking subsidiaries or affiliates until the bank or trust company receives the approval of the Commissioner.

         FEDERAL AND STATE BANK REGULATION. The Company's banking subsidiary is a Maryland state-chartered bank, with all the powers of a commercial bank, regulated and examined by the Commissioner and the FRB. The Commissioner and the FRB have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulations or written agreements with the regulator, or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of, or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

         In its lending activities, the maximum legal rate of interest, fees and charges which a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount which may be loaned to any one customer and its related interests to capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

         The Community Reinvestment Act ("CRA") requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Bank, believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions described under the caption, "Capital Requirements."

         Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements. With each new branch located outside the municipal area of the Bank's principal banking office, these minimal levels increase by $120,000 to $900,000, based on the population size of the municipal area in which the branch will be located. Prior to establishment of the branch, the Bank must obtain Commissioner and FDIC approval. If establishment of the branch involves the purchase of a bank building or furnishings, the total investment in bank buildings and furnishings cannot exceed, with certain exceptions, 50% of the Bank's unimpaired capital and surplus.

         DEPOSIT INSURANCE. As an FDIC insured institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"). The FDIC is required to establish the semi-annual assessments for BIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25 percent of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. The Bank currently pays a de minimus semi-annual assessment.

         LIMITS ON DIVIDENDS AND OTHER PAYMENTS. The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, the Bank and, indirectly, through its subsidiaries. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The FRB has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

         CAPITAL REQUIREMENTS. The FRB and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported as assets on the balance sheet and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant.

         In August, 1995 and May, 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the addition of IRR evaluation to the agencies' capital guidelines does not result in significant changes in capital requirements for the Bank.

         Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under the caption, "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December, 1991, Congress enacted the FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums, described further under the caption "Deposit Insurance."

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is currently classified as "well capitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

         FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

         FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

         INTERSTATE BANKING LEGISLATION. The Riegle-Neal Interstate Banking and Branching

Efficiency Act of 1994 was enacted into law on September 29, 1994. The law eliminated, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies, effective September 29, 1995. The law also permits interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995. A supervisory pact signed by Maryland and states that border Maryland established uniform rules for the supervision of state-chartered banks and trust companies that operate branches across state lines. Under the agreement, home-state regulators have primary responsibility for banks chartered in the home state, including those that branch into other jurisdictions, although such branches may be subject to the other jurisdiction's regulatory authorities in certain circumstances. The effect of the new law and the supervisory compact increases competition within the markets in which the Company now operates because it permits out-of-state banks to branch or operate in the Bank's market area.

         MONETARY POLICY. The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The money policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

RISK FACTORS

         The following factors should be considered carefully in evaluating an investment in the company shares. These risk factors are cautionary statements identifying important factors that could cause actual results to differ from any forward-looking statement made by the company.

         REGULATORY RISKS. The banking industry is subject to many laws and regulations. Regulations protect depositors, not shareholders. The Office of the Commissioner of Financial Regulation of Maryland and the Board of Governors of the Federal Reserve System regulate the Bank. Regulations and laws increase the Bank's operating expenses and hurt the Bank's earnings and also put the Bank at a disadvantage with less regulated competitors, such as finance companies, mortgage banking companies, and leasing companies.

         EXPOSURE TO LOCAL ECONOMIC CONDITIONS. Most of the Bank's loans are made to Maryland borrowers. A decline in local economic conditions would hurt the Bank's earnings.

         CREDIT RISKS AND INADEQUACY OF LOAN LOSS RESERVE. When borrowers default and do not repay the loans made to them by the Bank, the Bank loses money. Experience shows that some borrowers either will not pay on time or will not pay at all. Then, the Bank will charge off the defaulted loan or loans. A charge-off reduces the Bank's assets and earnings. The allowance for credit losses is an accounting estimate of losses inherent in the Bank's loan portfolio that have been incurred as of each balance sheet date. Management is responsible for estimating credit losses and the allowance. Estimating the amounts is inherently subjective. The amounts ultimately collected on loans could differ materially from the estimated collections.

         INTEREST RATE RISK. The Bank's earnings depend greatly on its net interest income, the difference between the interest earned on loans and investments and the interest paid on deposits. If the interest rate paid on deposits is high and the interest rate earned on loans and investments is low, net interest income is small and the Bank earns less. Because interest rates are established by competition, the Bank cannot control what its net interest income will be.

         RISKS ASSOCIATED WITH REAL ESTATE LENDING. The Bank makes many real estate secured loans. Real estate loans are in demand when interest rates are low and economic conditions are good. Even when economic conditions are good and interest rates are low, these conditions may not continue. The Bank may lose money if the borrower does not pay a real estate loan. If real estate values decrease, then the Bank may lose more money when borrowers default.

         NO ASSURANCE OF GROWTH. The Bank's ability to increase assets and earnings depends upon many factors, including competition for deposits and loans, the Bank's branch locations, avoidance of credit losses, and hiring and training of personnel. Many of these factors are beyond the Bank's control.

         COMPETITION. Other banks and non-banks, including savings and loan associations, credit unions, insurance companies, leasing companies, small loan companies, finance companies, and mortgage companies, compete with the Bank. Some of the Bank's competitors offer services and products that the Bank does not offer. Larger banks and non-bank lenders can make larger loans and service larger customers. Law changes now permit interstate banks which may increase competition. Increased competition may decrease the Bank's earnings.

         NO ASSURANCE OF CASH OR STOCK DIVIDENDS. Whether dividends may be paid to shareholders depends on the Bank's earnings, its capital needs, law and regulations, and other factors. The Bank's payment of dividends in the past does not mean that the Bank will be able to pay dividends in the future.

         STOCK NOT INSURED. Investments in the shares of the Company's common stock are not deposits that are insured against loss by the government.

         RISK INVOLVED IN ACQUISITIONS. Part of the Bank's growth may come from buying other banks and companies. A newly purchased bank or company may not be profitable after the Bank buys it and may lose money, particularly at first. The new bank or company may bring with it unexpected liabilities or bad loans, bad employee relations, or the new bank or company may lose customers.

         RISK OF CLAIMS. Customers may sue the Bank for losses due to the Bank's alleged breach of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the Bank's failure to comply with applicable laws and regulations, or many other reasons. Also, employees of the Bank conduct all of the Bank's business. The employees may knowingly or unknowingly violate laws and regulations. Bank management may not be aware of any violations until after their occurrence. This lack of knowledge will not insulate the Bank from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce the Bank's profitability and hurt its financial condition.

         DEVELOPMENTS IN TECHNOLOGY. Financial services use technology, including telecommunications, data processing, computers, automation, Internet-based banking, debit cards, and "smart" cards. Technology changes rapidly. The Bank's ability to compete successfully with other banks and non-banks may depend on whether it can exploit technological changes. The Bank may not be able to exploit technological changes and expensive new technology may not make the Bank more profitable.

         YEAR 2000. The "Year 2000 Issue" describes the problems that may result from the improper processing of dates and date-sensitive calculations beginning in the Year 2000. Many existing computer programs use only two digits to identify the year in the date field of a program. These programs could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the Year 1900 rather than the Year 2000. A system failure or other disruptions of operations could occur if the Bank's computer programs and other equipment identify a year designated "00" as the Year 1900 rather than the Year 2000. The Bank cannot be certain that its computer programs and other equipment, and the computer programs and other equipment of its customers, vendors, suppliers and even the government will be Year 2000 compliant. Any systems failure, disruption, or other losses could hurt the Bank's earnings.

         ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER AND BYLAW PROVISIONS. The Company's Articles of Incorporation and Bylaws break the Bank's Board of Directors into three classes and each class serves for a staggered three-year term. No director may be removed except for cause, and then only by a vote of at least two-thirds of the total eligible shareholder votes. In addition, Maryland law contains anti-takeover provisions that apply to the Company. These provisions may discourage or make it more difficult for another company to buy the Bank or may reduce the market price of the Company's common stock.

STATISTICAL INFORMATION

         The following supplementary information required under Guide 3 for the respective periods and at the respective dates is set forth on the pages indicated below. The information should be read in conjunction with the related Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998:

Table of Contents:                                                                               PAGE

Nonaccrual, Past Due and Restructured Loans                                                       17

Summary of Loan Loss Experience                                                                   18

Non-accrual, Past Due and Restructured Loans

The following table sets forth information regarding non-accrual loans, foreclosed real estate and certain other repossessed assets and loans. As of the dates indicated, management has not classified any loan as "troubled debt restructurings" as defined in SFAS no. 15.


                                                                          December 31,
                                                           1998           1997             1996
                                                           ----           ----             ----

Loans accounted for on non-accrual basis:

Real estate                                           $  766,514      $  448,513      $  274,903
Lease financing                                           12,644          45,683          13,751
Commercial                                               567,117         682,504          78,925
Consumer                                                   1,423          20,531           9,480
                                                      ----------      ----------      ----------
  Total non-accrual loans                              1,347,698       1,197,231         377,059

Accruing loans which are past due

Real estate                                              145,308            --              --
Lease financing                                            5,085            --            47,766
Commercial                                               224,760          50,000            --
Consumer                                                   4,898          27,752             202
                                                      ----------      ----------      ----------

  Total accruing loans which are past due                380,051          77,752          47,968

Total non-performing loans                             1,727,749       1,274,983         425,027

Foreclosed real estate                                         0               0               0
                                                      ----------      ----------      ----------

Total non-performing loans                            $1,727,749      $1,274,983      $  425,027
                                                      ----------      ----------      ----------
                                                      ----------      ----------      ----------

Total non-performing loans to loans receivable              1.73%           1.29%           0.50%

Allowance for loan losses to total non-performing
  Loans                                                    82.42%         126.67%         367.77%

Total non-performing loans to total assets                  1.02%           0.91%           0.32%

Total non-performing assets to total assets                 1.02%           0.91%           0.32%


Summary of Loan Loss Experience

                                                                                              December 31,
                                                                                   1998           1997              1996
                                                                                ----------     ----------         ---------

Beginning Balance                                                               $1,615,008     $1,562,853        $  778,612
Loans charged off:
 Real Estate
   Residential real estate                                                           --             --               11,692
   Commercial real estate                                                            --            29,818             --
   Construction and land development                                                 --             --                --
Lease financing                                                                     57,510          --               12,386
Commercial                                                                         201,452         51,749           382,189
Consumer                                                                            83,464         48,237            30,783
                                                                                ----------     ----------         ---------
                                                                                   342,426        129,804           437,050
Recoveries:
  Real Estate
   Residential real estate                                                           --             --                --
   Commercial real estate                                                            --             9,637             8,000
   Construction and land development                                                 --             --                --
Lease financing                                                                     12,016          1,202             --
Commercial                                                                         119,302        143,197         1,178,248
Consumer                                                                            20,147         27,923            35,043
                                                                                ----------     ----------         ---------
                                                                                   151,465        181,959         1,221,291
Net charge-offs (recoveries)                                                       190,961        (52,155)         (784,241)
Provision for loan losses                                                                0              0                 0
                                                                                ----------     ----------        ----------
Ending balance                                                                  $1,424,047     $1,615,008        $1,562,853
                                                                                ----------     ----------        ----------
                                                                                ----------     ----------        ----------

Allowance for loan losses as a % of
   total loans outstanding                                                           1.44%          1.67%             1.86%

Net loans charged-off as a % average loans
   Outstanding                                                                       0.19%         -0.06%            -1.00%


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Bank owns properties and operates branches at the following locations. Other than as described below, there are no encumbrances on any of these properties or leases:

                  8137 Main Street
                  Ellicott City, MD
                  (Historic Ellicott City Branch)

                  6130 Columbia Crossing Cir.
                  Columbia, MD
                  (Columbia Crossing Branch)

                  6245 Washington Blvd.
                  Elkridge, MD
                  (Elkridge Branch)

         The Bank, Founders, and CMSC operate under leases at the following properties:

                                                 Current
Location                        Square Feet    Annual Rental         Lease Expiration     Renewal Options
--------                        -----------    -------------         ----------------     ---------------
THE BANK

8593 Baltimore National Pike        10,706         Min. Ground          July, 2064                      --
Ellicott City, MD                  Rent Only
(Main Office)

611 Frederick Road                   1,524          $36,164             Dec., 2000          One 5-yr. term
Catonsville, MD
(Catonsville Branch)

9501 Old Annapolis Road              1,686          $65,212             Nov., 2001                      --
Ellicott City, MD
(Dorsey Search Branch)

12800 Route 144                      1,100          $14,700             July, 2001          One 5-yr. term
West Friendship, MD
(West Friendship Branch)

6430 Freetown Road                   2,400          $72,000             July, 2007                      --
Columbia, MD
(Hickory Ridge Branch)

3290 Pine Orchard Lane              10,200          $87,347             Aug., 1999          One 5-yr. term
Ellicott City, MD
(Operations Center and CMSC)

FOUNDERS

8818 Centre Park Drive               4,197          $64,550              May, 2001                      --
Suite 100
Columbia, MD


211-B South Jefferson Street         2,583          $27,192            March, 1999                  1 year
Frederick, MD

139 North Main Street                2,098          $35,666                Monthly                      --
Suite 101
Bel Air, MD

120-B Cecil Avenue                       *           $4,800            April, 1999                6 months
North East, MD

11 N. Carlisle Street                 1762             $975                Monthly                      --
Suite B1
Greencastle, Pa.

*  Small "back-office" room.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Bank or its subsidiaries is a party or of which any of their properties is subject. There are also no material proceedings to which any director, officer or affiliate of the Bank, any person holding beneficially in excess of 5% of the Bank's Shares, or any associate of any such director, officer, or securing holder is a party, or has a material interest adverse to the Bank or its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Reference is made to the Market Price Analysis and the Discussion on Dividends which is incorporated by reference from the Company's Annual Report, attached as Exhibit 13.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company was formed for the purpose of becoming the Bank's holding company. Pursuant to the Plan of Reorganization and Share Exchange, dated September 17, 1996, by and between the Company and the Bank, the stockholders of the Bank exchanged their shares for Company Shares. The Company's Shares issued pursuant to the plan were not registered under the 1933 Act, in reliance upon an exemption from registration provided by Section 3(a)(12) of the Securities Act of 1933, as amended (the "Securities Act").

          Directors may elect to receive compensation for their services to the Company and the Bank in Shares or cash. During 1997, Directors purchased 163 Shares, at average prices of $16.11, as restated to give retroactive effect to stock dividends declared as of September 15, 1998. Currently, no Director is electing to receive compensation in stock. The sale of the Shares was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         In 1998, options to purchase up to 2,000 Shares to each of six outside directors were granted pursuant to the Company Director's Stock Option Plan, at an exercise price of $19.00. As of December 31, 1998 options to purchase shares under the Company Incentive Stock Option Plan totaled 12,275 shares, at an exercise price of $23.00 and under the Employee Stock Purchase Plan totaled 6,980 shares, at an exercise price of $19.55. As of December 31, 1998, there has been no exercise of options. The Company believes that any grant of options and the exercise pursuant to the terms of the plans was exempt from registration under Section 4(2) of the Securities Act, and Rule 701 promulgated under the Securities Act.

         The foregoing discussion does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of Shares under the Company's Dividend Reinvestment Plan and a stock dividend declared in 1998.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         The Management's Discussion and Analysis of Financial Condition is incorporated by reference from the Company's Annual Report, attached as Exhibit
13. Additional financial information is set forth under Item I, under the heading "Statistical Information." Because the Company was organized in 1996 to become the Bank's holding company, and because the Company acquired the Bank on September 30, 1996, financial information for periods before that date is of the Bank only.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the Report on Audit of Consolidated Financial Statements for the Year ended December 31, 1998, and the notes thereto, which financial statements, report, and notes and data are incorporated by reference from the Company's Annual Report, attached as Exhibit 13. Because the Company was organized in 1996 to become the Bank's holding company, and because the Company acquired the Bank on September 30, 1996, financial information for periods before that date is of the Bank only.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to the identity and business experience of the directors of the Company and their remuneration, and compliance with respect to
Section 16(a) of the Securities Exchange Act of 1934 in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a listing of the executive officers of the Company as of December 31, 1998. There are no family relationships between any Directors and Officers of the Company.

John S. Whiteside          61               Director of the Company since
                                            October, 1996, Vice Chairman of the
                                            Company Board since April, 1998,

                                            and Director of the Bank since
                                            January, 1978; President and CEO of
                                            the Bank since January, 1978 and the
                                            Company since its formation in
                                            October, 1996.

Kevin P. Huffman           38               Director of the Company since March,
                                            1998 and a Director of the Bank
                                            since March, 1998; Executive Vice
                                            President of the Company and the
                                            Bank since March, 1998. He had
                                            served as Senior Vice President of
                                            the Bank since June, 1994 and of the
                                            Company since its formation in
                                            October, 1996.

Bernard G. Malinowski      60               Senior Vice President of the
                                            Company since October, 1996 and
                                            the Bank since March, 1993. He had
                                            served as CFO of the Company until
                                            September, 1998, and Executive Vice
                                            President/CFO of the Bank from
                                            February, 1976 to March, 1993.

Edwin B. McKee             48               Senior Vice President of the Company
                                            and the Bank since March, 1998. He
                                            has served as Vice President of the
                                            Company since its formation in
                                            October, 1996 and the Bank since
                                            March, 1986.

Dennis W. Miller           33               Senior Vice President of the Company
                                            and the Bank since March, 1998. He
                                            has served as Vice President of the
                                            Company since its formation in
                                            October, 1996 and the Bank since
                                            May, 1993.

Barbara M. Broczkowski     42               Vice President and Chief Financial
                                            Officer of the Company and the Bank
                                            since September, 1998. Prior to her
                                            current position, Ms. Broczkowski
                                            served as a Partner of Anderson
                                            Associates LLP, since January, 1996,
                                            and as an Audit Manager for the same
                                            firm since December, 1986.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  EXHIBITS


         3.1      Company Articles of Amendment (incorporated by reference from
                  Amendment Number 1 of the Company's Form 10-SB/A, filed with the Commission on November 23, 1998, Registration Number
                  0-24887).

         3.2 Company Articles of Incorporation (incorporated by reference from Amendment Number 1 of the Company's Form 10-SB/A, filed with the Commission on November 23, 1998, Registration Number
                  0-24887).

         3.3 Company Amended and Restated Bylaws (incorporated by reference from Amendment Number 1 of the Company's Form 10-SB/A, filed with the Commission on November 23, 1998, Registration Number
                  0-24887).

         10.1     Employment Agreement by and between the Bank and John S.
                  Whiteside (incorporated by reference from Amendment Number 1 of the Company's Form 10-SB/A, filed with the Commission on November 23, 1998, Registration Number 0-24887).

         10.2 Company Incentive Stock Option Plan (incorporated by reference from Amendment Number 1 of the Company's Form 10-SB/A, filed with the Commission on November 23, 1998, Registration Number
                  0-24887).

         10.3 Company Director Stock Option Plan (incorporated by reference from Amendment Number 1 of the Company's Form 10-SB/A, filed with the Commission on November 23, 1998, Registration Number
                  0-24887).

         10.4 Company Employee Stock Purchase Plan (incorporated by reference from Amendment Number 1 of the Company's Form
                  10-SB/A, filed with the Commission on November 23, 1998,
                  Registration Number 0-24887).

         13 Annual Report, including, as attached to the Annual Report, a Report on Audit of Consolidated Financial Statements for the
                  Year Ended December 31, 1998, Consolidated Balance Sheets,
                  Consolidated Statements of Income, Consolidated Statements of
                  Changes in Stockholders' Equity, Consolidated Statements of
                  Cash Flows, and Notes to Financial Statements, filed herewith.


         21.1 Subsidiaries of the Company (incorporated by reference from Amendment Number 1 of the Company's Form 10-SB/A, filed with the Commission on November 23, 1998, Registration Number
                  0-24887).

         23       Consent from Rowles & Company LLP filed herewith.

         27       Financial Data Schedule is filed electronically herewith via
                  EDGAR.


(b)      REPORTS ON FORM 8-K

         On November 24, 1998, the Company filed a Current Report on Form 8-K to announce that C&F Insurance Agency, Inc., a Bank subsidiary, signed a letter of intent to acquire the assets of the Ellicott City branch of Fowler & Seidl, Inc. and Center for Insurance and Related Services, a full line independent insurance agency.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        PATAPSCO VALLEY BANCSHARES, INC.



Date:  March 16, 1999                   By:       /s/ John S. Whiteside
                                                 ----------------------------
                                                    John S. Whiteside
                                                    President


                                         By:      /s/ Barbara M. Broczkowski
                                                 ----------------------------
                                                    Barbara M. Broczkowski
                                                    Vice President and CFO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                             DATE


/s/ Ronald L. Eyre                  Director                                 3/16/99
---------------------------
Ronald L. Eyre


/s/ John F. Feezer, III             Director                                 3/16/99
---------------------------
John F. Feezer, III


/s/ Howard E. Harrison, III         Director, Chairman of the Board          3/16/99
---------------------------
Howard E. Harrison, III


/s/ Kevin P. Huffman                Director, Executive Vice President       3/16/99
---------------------------
Kevin P. Huffman


/s/ Eugene W. Iager, Sr.            Director                                 3/16/99
---------------------------
Eugene W. Iager, Sr.


/s/ Fred T. Lewis                   Director                                 3/16/99
---------------------------
Fred T. Lewis


/s/ Richard H. Pettingill           Director                                 3/16/99
---------------------------
Richard H. Pettingill


/s/ John S. Whiteside               Director, Vice Chairman of the Board,    3/16/99
---------------------------         President and CEO
John S. Whiteside
