Form 10-Q
period 1999-03-31
PATAPSCO VALLEY BANCSHARES INC
filed 1999-05-10
CIK 1069855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
(Mark One)

         X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1999

         / / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________
         Commission file number 0-24887

                        PATAPSCO VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          MARYLAND                                             52-1996620
          --------                                             ----------
  (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

          8593 BALTIMORE NATIONAL PIKE, ELLICOTT CITY, MARYLAND 21043
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                  410-465-0900
 ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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
Yes X      No
   ---       ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes       No
                                                      ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,362,943 AS OF APRIL 30, 1999
                                                  ------------------------------

Transitional Small Business Disclosure Format (check one):    Yes      No  X
                                                                 ---      ---


                PATAPSCO VALLEY BANCSHARES, INC. AND SUBSIDIARIES

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                          PAGES

         Item 1.  Financial Statements

                  Consolidated statements of financial condition at March 31, 1999
                  (unaudited) and December 31, 1998                                       3

                  Consolidated statements of operations (unaudited) for
                  three months ended March 31, 1999 and 1998                              4

                  Consolidated statements of cash flows (unaudited) for three months
                  ended March 31, 1999 and 1998                                           5-6

                  Notes to financial statements                                           7-8


         Item 2.  Management's Discussion and Analysis or Plan of Operation               9-15


PART II - OTHER INFORMATION


         Item 4.  Submission of matters to a vote of Security Holders                     16


         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibit 27- Financial Data Schedule
                  (b) Reports on Form 8-K                                                 16


Signatures                                                                                17


                          PART I- FINANCIAL INFORMATION

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               March 31,      December 31,
                                                                                 1999            1998
                                                                              ----------      ------------
                                                                              (UNAUDITED)

ASSETS

Cash and due from banks                                                     $  6,659,766      $  6,933,961
Interest bearing assets in other banks                                         2,666,860         1,221,174
Federal funds sold                                                            27,376,000        17,304,000
Securities available for sale                                                 15,020,668        14,726,362
Loans held for sale                                                           16,454,022        23,718,740
Net loans, less allowance for credit losses of
  $1,437,566 and $1,424,047                                                   97,830,216        98,590,827
Premises and equipment                                                         5,032,566         5,029,296
Deferred income taxes                                                            353,806           348,806
Accrued interest receivable                                                      688,493           704,649
Prepaid income taxes                                                             259,531           331,818
Intangibles                                                                      772,348           423,099
Other assets                                                                     721,047           510,710
                                                                            ------------      ------------
                                                                            $173,835,323      $169,843,442
                                                                            ------------      ------------
                                                                            ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Non-interest-bearing                                                       $36,925,543       $38,003,939
  Interest-bearing                                                           112,775,452       109,063,004
                                                                            ------------      ------------
     Total deposits                                                          149,700,995       147,066,943

Securities sold under repurchase agreements                                    4,929,015         3,800,623
Accrued interest payable                                                         775,342           787,102
Other liabilities                                                              1,589,874         1,366,336
                                                                            ------------      ------------
                                                                               7,294,231         5,954,061

      Total liabilities                                                      156,995,226       153,021,004

STOCKHOLDERS' EQUITY

  Common stock, par value $0.01 per share;
   authorized 50,000,000 shares;
   issued and outstanding 1,362,942 shares March 31, 1999
   and 1,359,990 shares December 31, 1998                                         13,629            13,600
  Surplus                                                                     11,897,991        11,817,719
  Retained earnings                                                            4,878,811         4,933,506
  Accumulated other comprehensive income                                          49,666            57,613
                                                                            ------------      ------------
     Total stockholders equity                                                16,840,097        16,822,438
                                                                            ------------      ------------
                                                                            $173,835,323      $169,843,442
                                                                            ------------      ------------
                                                                            ------------      ------------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                         For Three Months Ended
                                                                                March 31,
                                                                          1999             1998
                                                                          ----             ----
INTEREST INCOME
Loans, including fees                                                   $2,535,640       $2,513,353
U.S. Treasury securities                                                   125,125          130,686
U.S Government agency securities                                            28,183           38,105
State and municipal securities                                               2,450           13,115
Federal funds sold                                                         255,502          107,448
Other investments                                                           56,656           15,061
                                                                            ------           ------
    Total interest income                                                3,003,556        2,817,768

INTEREST EXPENSE
Deposits                                                                   946,437          810,337
Other                                                                       42,200           38,659
                                                                            ------           ------
     Total interest expense                                                988,637          848,996

     Net interest income                                                 2,014,919        1,968,772
Provision for credit losses                                                      0                0
                                                                                 -                -
      Net interest income after provision for
        credit losses                                                    2,014,919        1,968,772

NON-INTEREST INCOME
Service charges on deposit accounts                                        204,533          189,216
Mortgage banking fees and gains                                            473,927          532,359
Other fees and commissions                                                 136,074           65,135
                                                                           -------           ------
       Total non-interest income                                           814,534          786,710

NON-INTEREST EXPENSES
Salaries                                                                 1,285,027        1,004,726
Employee benefits                                                          297,179          253,725
Occupancy                                                                  227,407          169,456
Furniture and equipment                                                    216,272          167,763
Other                                                                      622,273          493,966
                                                                           -------          -------
         Total non-interest expenses                                     2,648,158        2,089,636

Income before taxes                                                        181,295          665,846
Income taxes                                                                59,187          242,125
                                                                            ------          -------
Net income                                                                 122,108          423,721
Change in unrealized loss on securities
  available for sale                                                        (7,947)         (22,385)
                                                                             ------         -------

Comprehensive  income                                                     $114,161         $401,336
                                                                          --------         --------
                                                                          --------         --------

Basic and diluted earnings per share                                        $0.09             $0.32
                                                                            -----             -----
                                                                            -----             -----



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                                  1999           1998
                                                                                  ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                           $  2,755,905      $  2,695,622
Fees and commissions received                                                    812,975           786,711
Proceeds from sales of loans held for sale                                    43,074,508        24,407,300
Originations of loans held for sale                                          (35,809,790)      (41,255,649)
Interest paid                                                                 (1,000,397)         (921,294)
Cash paid to suppliers and employees                                          (2,431,237)       (2,093,456)
Income taxes paid                                                                 22,234           (96,174)
                                                                            ------------      ------------
                                                                               7,424,198       (16,476,940)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of securities available for sale                      8,185,926         6,129,871
Purchases of securities available for sale                                    (8,493,178)       (4,044,041)
Loans made, net of principal collected                                         1,024,418        (2,074,886)
Payments of organization costs                                                   (21,037)              163
Payments of other intangibles                                                   (268,851)                0
Purchases of premises, equipment, and software                                  (273,927)         (915,227)
                                                                            ------------      ------------
                                                                                 153,351          (904,120)

CASH FLOWS FROM FINANCING  ACTIVITIES

Net increase (decrease) in time deposits                                         968,133        (1,932,523)
Net increase in other deposits                                                 1,665,919         4,433,799
Net increase in other borrowed funds                                           1,128,392         8,796,218
Dividends paid                                                                  (176,803)         (612,361)
Dividends reinvested                                                              80,301           195,616
                                                                            ------------      ------------
                                                                               3,665,942        10,880,749


Net  increase (decrease) in cash and cash equivalents                         11,243,491        (6,500,311)
Cash and equivalents at beginning of year                                     25,459,135        18,266,542
                                                                            ------------      ------------
Cash and equivalents at end of year                                         $ 36,702,626       $11,766,231
                                                                            ------------      ------------
                                                                            ------------      ------------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                                   1999           1998
                                                                                   ----          ----

RECONCILIATION OF NET INCOME TO NET CASH FLOWS PROVIDED
  BY OPERATING ACTIVITIES


Net income                                                                    $  122,108      $    423,721

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES



Depreciation, amortization and losses                                            211,296           139,828
Deferred taxes                                                                         0            (5,328)
Increase (decrease) in;
  Deferred loan fees                                                            (263,807)           17,427
  Accrued interest payable                                                       (11,760)          (72,298)
  Income taxes payable                                                             9,134           246,926
  Other liabilities                                                              214,403            26,280
Decrease (increase) in;
  Loans held for sale                                                          7,264,718       (16,848,349)
  Accrued interest receivable                                                     16,156          (140,193)
  Prepaid taxes                                                                   72,287           (95,647)
  Other assets                                                                  (210,337)         (169,307)
                                                                              ----------      ------------
                                                                              $7,424,198      $(16,476,940)
                                                                              ----------      ------------
                                                                              ----------      ------------




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1 - PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of Patapsco Valley Bancshares Inc., ( the Company) , The Central Maryland Service Corporation (CMSC), Commercial and Farmers Bank ( the Bank) and its subsidiaries, Founders Mortgage Company, Inc., C&F Insurance Agency, Inc. and Rogers Avenue Realty, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months ended March 31, 1999 do not necessarily reflect of the results that may be expected for the entire fiscal year December 31, 1999 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated in the Company's Annual Report for the year ended December 31, 1998.

Note 3 - EARNINGS PER SHARE

                  Earnings per share is presented in accordance with Statement of Financial Accounting Standards No. 128. This Statement requires dual presentation of basic and diluted earnings per share ( EPS ) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase earnings per share. Average shares outstanding for the three months ended March 31, 1998 is adjusted giving retroactive effect of a 100% stock dividend declared on September 15,1998. No adjustments were made to net income for the periods presented. The basic and diluted average shares outstanding for the three- month periods are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         1999            1998
                                                        -----            -----


Net income                                           $  122,108       $  423,721
                                                     ----------       ----------

         Weighted average shares
           Outstanding - Basic                        1,360,996        1,344,611
Diluted securities:
           Options                                        7,300                0
                                                     ----------       ----------
         Adjusted weighted average
           Shares- Diluted                            1,368,296        1,344,611
         Basic and diluted EPS                       $     0.09       $     0.32
                                                     ----------       ----------

Note 4 - SEGMENTS


                  The Company's reportable segments are strategic business units that offer complimentary products and services to the core business of banking. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information follows:






                                                                  March 31, 1999
                                                                  --------------
                                      Holding                   Mortgage        Data                                 Consolidated
                                      Company       Bank         Banking     Processing   Insurance   Eliminations      Totals
                                     --------   ------------   -----------   ----------   ---------   ------------   ------------
REVENUE
  Revenue from external customers    $  2,251   $  3,179,522   $   765,055    $  1,559    $ 76,185    $   206,482    $  3,818,090
  Intersegment service revenue           $437             $0            $0    $186,551          $0    $   186,988              $0
Segment profit (loss)                ($52,203)  $    197,120      ($34,120)   $ 16,084     ($4,773)                  $    122,108
Total assets                         $686,706   $172,190,004   $18,003,913    $360,061    $442,816    $17,848,177    $173,835,323



                                                                  March 31, 1998
                                                                  --------------
                                      Holding                   Mortgage        Data                                 Consolidated
                                      Company       Bank         Banking     Processing   Insurance   Eliminations      Totals
                                     --------   ------------   -----------   ----------   ---------   ------------   ------------
REVENUE
  Revenue from external customers    $  1,164   $  3,070,566   $   729,372          $0        $0      $   196,624    $  3,604,478
  Intersegment service revenue           $667             $0            $0    $171,105        $0      $   171,772              $0
Segment profit (loss)                 ($9,595)  $    435,415      ($15,639)   $ 13,540        $0                     $    423,721
Total assets                         $467,341   $150,980,544   $23,608,465    $241,754        $0      $23,585,965    $151,712,140


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  In addition to the historical information contained herein, the discussion in this Form 10- QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, strategies, objectives, expectations and intentions, including, among other statements, statements involving the Bank's projected loan and deposit growth, loan collateral values, collectability of loans, anticipated changes in non-interest income, payroll and branching expenses, branch and office expansion of the Bank and its affiliates, year 2000 issue, and liquidity and capital levels. These statements may be identified by such forward-looking terminology as "expect," "believe," "anticipate," or by expressions of confidence such as "continuing," or "strong," or similar statements or variations of such terms. The Company's actual results could differ materially from those discussed herein and involve certain risks and uncertainties. These risks and uncertainties include, but are not limited to, general economic conditions and competition in the geographic and business areas in which the Company and its subsidiaries operate, inflation, fluctuations in interest rates, legislation, and government regulation. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB.

FINANCIAL CONDITION

                  Total assets of the Company were $173,835,000 as of March 31, 1999, compared to $169,843,000 as of December 31, 1998, an increase of $3,992,000 or 2.35%. The increase was primarily allocated to an increase in cash and due from banks and federal funds sold of $11,243,000. These increases were partially offset by a decline in loans held for sale of $7,265,000. The increase in cash and due from banks and federal funds was the result of an increase in deposit growth and a high volume of loans sold to investors during the first quarter of 1999. These funds are being invested into new loan originations and investment securities. In addition, the Bank's subsidiary C&F Insurance Agency, Inc. acquired the assets of the Ellicott City branch of Fowler & Seidl, Inc. and Center for Insurance and Related Services. The increase in total assets is part of management's strategy to diversify the Company's services to the community and to increase profitability.

           Total liabilities were $156,995,000 as of March 31, 1999 compared to $153,021,000 as of December 31 1998, an increase of $3,974,000 or 2.60%. The increase was primarily due to an increase in deposits of $2,634,000 and an increase in securities sold under repurchase agreements of $1,128,000. This increase was the result of the Bank opening a branch during the first quarter of 1999 and aggressively marketing for new deposits. The campaign has continued into 1999 and all branch locations have exceeded projections in deposit growth. The Bank is continuing its branch expansion with the signing of a lease for a new free standing branch pad in Waverly Woods Shopping Center. This branch is expected to open in the year 2000 and is located in a new shopping center, anchored by a grocery store, in Woodstock, Maryland. With the current branch expansion, the deposit growth is expected to continue.

         Stockholders' equity was $16,840,000 as of March 31, 1999, compared to $16,822,000 as of December 31, 1998, an increase of $18,000. The increase was due to comprehensive income for the period of $114,000 and dividends reinvested in the amount of $80,000. These increases were partially offset by cash dividends of $176,000.

RESULTS OF OPERATIONS

GENERAL

         Net income for the three months ended March 31, 1999 was $122,000 as compared to $424,000 for the same period in 1998. The decrease in net income of $302,000 for the three months ended March 31, 1999 was primarily due to an increase in non-interest expenses. These increases were partially offset by increases in net interest income and non-interest income.

INTEREST INCOME

         Total interest income for the three months ended March 31, 1999 was $3,004,000 compared to $2,818,000 for the same period in 1998, an increase of $186,000 or 6.60%. The increase was primarily due to an increase in the average dollar amount of loans held for sale and federal funds sold of $6,175,000 and $13,516,000, respectively. The growth in loans held for sale is attributed to the Bank's new mortgage banking subsidiary, Founders. The increase in the average balance of federal funds sold was due to deposit growth and the high volume of loans sold to investors during the period. These increases were partially offset by a decline in the average dollar amount of loans by $1,679,000 for the three months ended March 31, 1999 as compared to the same period in 1998. In addition, the weighted average yield on interest earning assets declined to 7.81% for the three months ended March 31, 1999 from 8.43% the same period in 1998. With the continued increases in loan originations, including Founder's loans held for sale, and investment securities, management expects total interest income will continue to increase.

INTEREST EXPENSE

         Total interest expense for the three months ended March 31, 1999 was $989,000, compared to $849,000 for the same period in 1998,an increase of $140,000 or 16.51%. The increase resulted primarily from increase in the average dollar amount of interest-bearing deposits of $19,108,000 as the Bank conducted an aggressive marketing campaign, advertising the Bank and its' various new deposit products. In addition, the Bank has opened two new branches since March 1998, which have contributed to the deposit growth. The average yield paid on interest-bearing deposits was 3.51% the three month period, compared to 3.65% for the same period in 1998.

              The increase was also the result of an increase in the average dollar amount of securities sold under repurchase agreements of $1,273,000 for the three month period ended March 31, 1999 as compared to the same period in 1998. The Bank sells securities under repurchase agreements as a form of cash management service to commercial account customers. The weighted average rate paid on interest-bearing liabilities was 3.52% for the three months ended March 31, 1999, as compared to 3.70% for the same period in 1998.

PROVISION FOR LOAN LOSSES

         For the three months ended March 31, 1999 and 1998 no provision for loan losses was charged to expense. The Bank recorded $14,000 in net recoveries for the three months ended March 31,1999 as compared to $648 in net charge-offs for the same period in 1998.

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

         The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at the amount management considers adequate to cover estimated losses in loans receivable that are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, diversification and size of the portfolio, adequacy of the collateral, the amount of non-performing loans and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provision for estimated loan losses based upon judgments different from those of management.

         The Company has seen a recent decrease in principal balances of loans past 90 days due and non-accrual since December 1998 to $1,664,000. Included in these loans are three commercial real estate loans and one residential mortgage loan totaling $1,075,000, which management believes are subject to risk of little loss based on collateral values. However, management cannot be certain that collateral values will be maintained. One of the commercial real estate loans totaling $330,000 is a purchased participation from another local commercial bank where the loan was receiving regular payments through bankruptcy proceedings. Management is waiting for the approval from the courts for liquidation of the collateral for full payoff of the loan. Of the two other commercial real estate loans totaling $599,000, one is under contract and may cause a slight loss, but both are expected to repay in the second quarter of 1999. The residential mortgage loan totaling $146,000 is also expected to repay over the next three months.

NON-INTEREST INCOME

         Non-interest income for the three months ended March 31, 1999 was $815,000 as compared to $787,000 for the same period in 1998. This increase was attributed to a $15,000 increase in service charges on deposit accounts. These increases follow an increased level of fees collected for checks drawn against insufficient funds, because of increases in deposit accounts and due to the introduction of new checking account programs that have monthly fees. Other fees and commissions increased by $71,000 primarily due to commissions received by the Bank's new insurance agency. These increases were partially off-set by a decline in mortgage banking fees and gains of $58,000. With the continued expansion of the Bank's branch network and the continued expansion of Founders and C&F Insurance Agency, management expects to see increased levels of non-interest income.

NON-INTEREST EXPENSE

         Total non-interest expense for the three months ended March 31, 1999 was $2,648,000 as compared to $2,090,000 for the same period in 1998.

         A significant portion of the increase in non-interest expense is related to the increases in salaries and related benefits of $324,000 for the three month period in 1999 as compared to the same period in 1998. The Company has added a significant number of employees to the payroll as a result of the expansion in the Bank, Founders, CMSC, and C&F Insurance. Salaries and benefits also include cost of living increases and benefit cost increases. Employee expenses continue to increase as the reflection of the full year salaries for the employees added in 1998 and as the Company continues to expand.

         Occupancy and furniture and equipment expense increased by $106,000 for the three months ended in 1999 as compared to the same period in 1998. The increase is due to the Company expanding its facilities, making improvements to existing facilities and upgrading equipment. Absent unforeseen circumstances, these increases are expected to continue as new branches are opened and a full year of depreciation costs and equipment service contracts are realized. With more facilities and equipment, the Company will also require more maintenance, and the additional investment will be depreciated over the estimated useful life of the asset.

         Other expenses increased by $128,000 for the three months ended March 31, 1999 as compared to the same period in 1998. Increases were noted in marketing and stationery and supplies. These areas of increased expense include costs associated with the promotion and establishment of Founders and the new branches. In addition, the Company had adopted a full-scale marketing program including direct mail, cable television commercials, newspaper advertising and product promotion. Marketing plays a significant role in banking today, more so than in the past. As the banking industry continues to consolidate, both banking and non-banking companies are competing much more aggressively. Direct competition for deposits comes from other commercial banks, savings banks, savings and loan associations, and credit unions as well as brokerage houses, mutual funds and the securities market. The Company also competes with the same banking entities for loans as well as with mortgage banking companies and institutional lenders.

INCOME TAX

         The Company's income tax expense was $59,000 for the three months ended March 31, 1999 as compared to $242,000 for the same period in 1998. The changes were primarily the result of the variations in pre-tax income. The effective tax rate for the three months ended March 31, 1999 was 32.65% as compared to 36.36% in the same period in 1998.

LIQUIDITY MANAGEMENT

         Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrower and depositor withdrawal requirements and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, proceeds from the sale of loans held for sale and income from earning assets. A primary source of cash is from the proceeds from the sale of loans held for sale. In addition, the Company relies on the proceeds from maturity of securities available for sale and the investment portfolio contains readily marketable securities that could be converted to cash. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Company may borrow up to $32,300,000 under secured lines of credit with the Federal Home Loan Bank of Atlanta and has available lines of credit of $2,500,000 in overnight federal funds and $1,000,000 in short-term credit from other correspondent banks. The increase in federal funds sold of $10,072,000 or 58.21% from December 31, 1998 to March 31, 1999 was primarily the result of an increase in growth in deposits of 1.79% and a reduction in loans held for sale of 30.63%. The Company believes that it has adequate liquidity sources to meet all anticipated liquidity needs over the next twelve months. While management plans to continue to rely on the secured lines of credit from the Federal Home Loan Bank of Atlanta, management knows of no trend or event which will have a material impact on the Company's ability to maintain liquidity at satisfactory levels.

CAPITAL RESOURCES AND ADEQUACY

         One measure of capital adequacy is the leverage ratio, which is calculated by dividing average total assets for the most recent quarter into Tier l capital. The regulatory minimum for this ratio is 4%, with 6% being the regulatory minimum for well-capitalized companies. The leverage capital ratio as of March 31, 1998 was 9.04%.

         Another measure of capital adequacy is the risk-based capital ratio, or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier l) and supplemental capital (Tier 2), including adjustments for off balance sheet items, such as letters of credit, and the different degrees of risk among various assets. Regulators require a minimum risk-based capital ratio of 8 percent. As of March 31, 1999, the total risk-based capital ratio was 13.44%. According to FDIC capital guidelines, the Bank is considered to be "well capitalized ."

         The Bank opened a new branch in January 1999 and the Bank's subsidiary, C & F Insurance Agency, Inc. purchased the assets of a local insurance agency in February 1999. Founders is planning to continue to expand. The funding sources for these projects are primarily cash, federal funds and maturities of investment securities. Management knows of no other trend or event that will have a material impact on capital.

Year 2000 Conversion and Compliance

THIS IS A YEAR 2000 READINESS DISCLOSURE UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT OF 1998

         The Year 2000 problem is the result of computer programs being written and microcontrollers using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software or embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations.

         The Company currently believes that, with modifications to existing information technology ("IT") and non-IT systems and converting to new IT and non-IT software or systems, the Year 2000 problem will not pose a significant operational problem for the Company's computer systems. There can be no assurance that the systems of other companies or governments will be timely converted or that any such failure to convert by another company or government would not have a material adverse effect on the Company. The Year 2000 issue could disrupt the Company's normal business operations. The most likely worst case Year 2000 scenario foreseeable at this time includes the inability to systematically process various types of customer transactions. This could affect the Company's ability to accept deposits or process withdrawals, originate new loans or accept loan payments. This could have a material adverse effect on the Company. The contingency plan addresses alternative methods to enable the Company to continue to offer basic services to the Company's customers.

         The Company developed a Year 2000 implementation and testing plan (the "Plan") in accordance with guidelines set forth by the Federal Financial Institutions Examination Council (the "FFIEC"). The Company expects that its Year 2000 activities will continue during 1999 and that all phases of its Plan will be completed by the deadlines established by the FFIEC in its eight interagency statements concerning Year 2000. The Plan has five primary phases:

         1. AWARENESS - This phase is ongoing and is designed to inform the Company's Board of Directors and management, employees, customers and vendors of the impact of the Year 2000 Issue. The Company implemented by September 30, 1998, its customer awareness program that includes appropriate communications channels to effectively respond to customer inquiries. Customer awareness will be ongoing.

         2. ASSESSMENT - During this phase an inventory was conducted of all known Company processes that could reasonably be expected to be impacted by the Year 2000 problem. The review included information technology and communication systems such as personal computers, local area networks and servers, ATM modems, printers, copy machines, facsimile machines, telephones and the operating systems and software for these systems. It also included non-information technology systems, such as heating, air conditioning and vault controls, alarm systems, surveillance systems, time clocks, coin and currency counters, and postage meters. The assessment phase of the Plan was completed by September 30, 1997.

         3. RENOVATION AND/OR REPLACEMENT - This phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant. The Company is actively working with vendors and suppliers to determine that their operation, products and services are Year 2000 capable or to monitor their progress toward Year 2000 capability. The Company has obtained written assurances of current Year 2000 compliance from 14% of its vendors and service providers which have long term written contracts with the Company. The Company has reviewed the products and services supplied by all of its material vendors and has been informed that these products and services either are or are expected to be Year 2000 compliant prior to January 1, 2000. The Company was able to substantially complete the validation for the Year 2000 compliance of the products and services supplied by its material vendors by March 31, 1999. Any material vendors that are determined not to be Year 2000 compliant, the Company will enter into new relationships with other vendors who have achieved Year 2000 readiness prior to January 1, 2000. The renovation phase of the Plan was largely completed by December 31, 1998, and is expected to be fully complete by June 30, 1999.

         4. VALIDATION AND TESTING - The next phase of the Plan is to complete a comprehensive testing of all known processes. The Company has met or expects to meet the following key milestones:

         June 30, 1998 - completion of written validation strategies and plans.

         September 1, 1998 - commence validation of internal mission critical systems, including those programmed in-house and those purchased from software vendors.

         December 31, 1998 - validation of internal mission-critical systems was substantially complete.

         March 31, 1999 - validation of service providers for mission critical systems is expected to be substantially complete. External testing with material third-parties is expected to have begun.

         June 30, 1999 - validation of mission-critical systems should be complete and implementation is expected to be substantially complete.

         5. IMPLEMENTATION - This phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into its systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31, 1999.

CONTINGENCY PLANS

         The Plan calls for the development of contingency plans for at-risk systems. The Company has completed the first phase of its business resumption contingency planning process and expects the remaining phases to be completed by June 30, 1999. This effort will be made in conjunction with the Company's disaster recovery initiatives. The Contingency Plans are being developed to provide continuity of business in the event some, or all, of the applications, hardware, or software is not year 2000 ready by the year 2000 or an unexpected failure occurs. The contingency plan identifies workarounds for processing business should a failure occur.

CUSTOMER RISK

         The Company's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues. The Company may be subject to increased liquidity risk to the extent of deposit withdrawals. It is not possible to quantify the potential impact of such risks or losses at this time and there is no assurance that the failure of customers to achieve Year 2000 compliance would not have a material adverse affect on the Company.

         The Company implemented a due diligence process which identifies, assesses, and establishes controls for Year 2000 risk posed by customers as funds takers, funds providers and capital market/asset management counter parties. The process included identifying material customers (commercial customers with outstanding credit over $100,000 (over 44% of the Bank's loan portfolio) or deposits over $1,000,000; evaluating their Year 2000 readiness; assessing their Year 2000 risk to the Company; and implementing appropriate controls to manage and mitigate their Year 2000 related risk to the Company.

         The Company's method of assessing its material customers' Year 2000 preparedness included one or more of the following: mailing surveys, telephone calls and/or personal interviews with appropriate staff at the borrower's location. Each material customer's assessment was reviewed to determine the level of Year 2000 preparedness and the risk posed to the Company. Based on this review, each customer will receive the appropriate type and level of reassessment using similar techniques. Each customer was reassessed either monthly, quarterly, or at least once prior to March 31, 1999, depending on the level of preparedness and level of risk posed to the Company. The Company expects to continue to reassess material customers thoughout the rest of 1999, using similar techniques, to ensure the level of Year 2000 preparedness and risk posed to the Company remains acceptable.

         The Company has completed its customer assessment. While the Company believes that close to 90% of the customers reviewed require continued monitoring of their Year 2000 readiness, the Company also believes that no customer presents a material risk to the Company. The Company also has changed its lending process to include in its evaluation of a borrower's risk an assessment of the borrower's Year 2000 preparedness. Customers and potential customers are required to sign a Year 2000 Disclosure & Acknowledgment agreement. This agreement states that the customer is aware of the Year 2000 issue, that the customer has a comprehensive business plan appropriate for the business to address all Year 2000 issues, and that the customer must provide the Company with copies of its Year 2000 program and report on its progress upon request. In addition, a Year 2000 addendum has been added to all commercial loan agreements whereby the borrower agrees to become Year 2000 compliant, that the borrower has a Year 2000 business plan, that the borrower will inform the Company about the borrower's Year 2000 status and that non-compliance with the borrower's Year 2000 plan shall be deemed non-compliance with the borrower's loan agreement.

YEAR 2000 COSTS

         The Company spent approximately $45,000 in the first quarter of 1999 on annual software maintenance agreements. These agreements include periodic software upgrades, which have or will ensure that the processing of dates up to and beyond the year 2000 is handled properly. For the three months ended March 31, 1999, the Company did not incur additional expenses for upgrades, training and testing. The Company's ongoing data processing and information technology budget has been sufficient to fund the Company's Year 2000 costs, and the Company expects that Year 2000 costs will continue to be covered by its ongoing data processing and information technology budget. The Company plans to fund these budget items and costs from operations. Based on current analysis and projections, management believes that the cost to ensure compliance with the Plan will not have a material impact on the Company's consolidated financial statements. While the Company has incurred an opportunity cost for implementing the Plan, the Company has not deferred any specific projects as a result of this implementation.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 20, 1999, the stockholders elected three individuals to serve as Directors until the 2002 Annual Meeting of Stockholders, and one individual to serve as a Director until the 2000 Annual Meeting of Stockholders, and until their successors are duly elected and qualify. The Company submitted the matter to a vote through the solicitation of proxies. The results of the election are as follows:

Class I Nominees (Term Expires 2002)                  For               Withhold

John F. Feezer,III                                  1,053,227             9,549
Kevin P. Huffman                                    1,058,758             4,018
Eugene William Iager, Sr.                           1,059,457             3,319

Class II Nominee (term Expires 2000)

Richard H. Pettingill                               1,040,116           22,660


The following directors, whose terms did not expire in 1999, will continue in office: Ronald L. Eyre, Fred T. Lewis, Howard E. Harrison, III, and John S. Whiteside.



Item 6.  Exhibits and Reports on Form 8-K


             (a)  Exhibits

                Exhibit
                 Number
                -------

                  27          Financial Data Schedule


         (b) The Company filed a Current Report, on February 18,1999, pursuant to item 5, in which the Company disclosed that its bank subsidiary purchased the Ellicott City branch of Fowler Insurance, Inc. (formerly Fowler & Seidl, Inc.), a full line independent insurance agency.

SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 PATAPSCO VALLEY BANCSHARES, INC.





   Date: 5-7-99                  By: /s/ JOHN S. WHITESIDE
        ---------------             --------------------------------------------
                                     John S. Whiteside
                                     President and Chief Executive Officer





  Date:  5-7-99                  By: /s/ BARBARA M. BROCZKOWSKI
        ---------------             --------------------------------------------
                                     Barbara M. Broczkowski
                                     Vice President and Chief Financial Officer