Form 10-Q
period 1999-06-30
PATAPSCO VALLEY BANCSHARES INC
filed 1999-08-11
CIK 1069855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 1999
    / / Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from
                                                     to
                                    ----------------    ----------------
    Commission file number       0-24887
                          ------------------------

                  PATAPSCO VALLEY BANCSHARES, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         MARYLAND                                      52-1996620
--------------------------------              -----------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

    8593 BALTIMORE NATIONAL PIKE, ELLICOTT CITY, MARYLAND  21043
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  410-465-0900
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,365,969 AS OF JULY 31,1999

         Transitional Small Business Disclosure Format (check one):
Yes        No   X
    ----      -----

              PATAPSCO VALLEY BANCSHARES, INC. AND SUBSIDIARIES

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                                           PAGES
                                                                                                         -----
         Item 1 - Financial Statements
         Consolidated statements of financial condition at June 30, 1999 (unaudited) and
         December 31, 1998                                                                                 3
         Consolidated statements of operations (unaudited) for six months and three months ended
         June 30, 1999 and 1998                                                                            4
         Consolidated statements of cash flows (unaudited) for six months
         ended June 30, 1999 and 1998                                                                     5-6
         Notes to financial statements                                                                    7-8

         Item 2 - Management's Discussion and Analysis or Plan of Operation                               9-16

PART II - OTHER INFORMATION

         Item 6 - Exhibits

                 (a) Exhibit 10.1 Patapsco Valley Bancshares, Inc.
                                  Incentive Stock Option Plan, as amended
                     Exhibit 10.2 Patapsco Valley Bancshares, Inc.
                                  Employee Stock Purchase Plan, as amended
                     Exhibit 27 -  Financial Data Schedule
Signatures                                                                                                 18

                          PART I- FINANCIAL INFORMATION

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              June 30,          December 31,
ASSETS                                                                          1999                1998
                                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                       $7,359,295        $6,933,961
Interest bearing assets in other banks                                           948,313         1,221,174
Federal funds sold                                                             6,389,999        17,304,000
Securities available for sale                                                 35,083,716        14,726,362
Loans held for sale                                                           16,739,045        23,718,740
Net loans, less allowance for credit losses of
  $1,401,136 and $1,424,047                                                   99,057,981        98,590,827
Premises and equipment                                                         4,926,508         5,029,296
Deferred income taxes                                                            533,282           348,806
Accrued interest receivable                                                      878,330           704,649
Prepaid income taxes                                                             301,278           331,818
Intangibles                                                                      744,724           423,099
Other assets                                                                     673,137           510,710
                                                                            ------------      ------------
                                                                            $173,635,608      $169,843,442
                                                                            ------------      ------------
                                                                            ------------      ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Deposits
  Non-interest-bearing                                                       $35,990,404       $38,003,939
  Interest-bearing                                                           113,045,624       109,063,004
                                                                             -----------       -----------
     Total deposits                                                          149,036,028       147,066,943

Securities sold under repurchase agreements                                    5,590,729         3,800,623
Accrued interest payable                                                         699,995           787,102
Other liabilities                                                              1,638,644         1,366,336
                                                                             -----------       -----------
                                                                               7,929,368         5,954,061

      Total liabilities                                                      156,965,396       153,021,004

STOCKHOLDERS' EQUITY
  Common stock, par value $0.01 per share; authorized 50,000,000 shares;
   issued and outstanding 1,365,969 shares June 30, 1999 and
   1,359,990 shares December 31, 1998                                             13,660            13,600
  Surplus                                                                     11,976,657        11,817,719
  Retained earnings                                                            4,809,628         4,933,506
  Accumulated other comprehensive income                                        (129,733)           57,613
                                                                            ------------      ------------
     Total stockholders equity                                                16,670,212        16,822,438
                                                                            ------------      ------------
                                                                            $173,635,608      $169,843,442
                                                                            ------------      ------------
                                                                            ------------      ------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        For Six Months Ended               For Three Months Ended
                                                              June 30,                            June 30,
                                                         1999             1998             1999              1998
                                                         ----             ----             ----              ----
INTEREST INCOME
Loans, including fees                               $5,004,443        $5,190,077       $2,468,803        $2,676,724
U.S. Treasury securities                               227,137           247,447          102,012           116,761
U.S Government agency securities                       261,073            71,294          232,890            33,189
State and municipal securities                           4,900            24,743            2,450            11,628
Federal funds sold                                     465,777           202,203          210,275            94,755
Other investments                                      106,205            30,173           49,549            15,112
                                                       -------            ------           ------            ------
    Total interest income                            6,069,535         5,765,937        3,065,979         2,948,169

INTEREST EXPENSE
Deposits                                             1,907,507         1,609,490          961,070           799,153
Other short-term borrowings                             96,834           165,575           54,634           126,916
                                                        ------           -------           ------           -------
    Total interest expense                           2,004,341         1,775,065        1,015,704           926,069

     Net interest income                             4,065,194         3,990,872        2,050,275         2,022,100
Provision for credit losses                                  0                 0                0                 0
                                                        ------           -------           ------           -------
      Net interest income after provision for
        credit losses                                4,065,194         3,990,872        2,050,275         2,022,100

NON-INTEREST INCOME
Service charges on deposit accounts                    431,847           393,647          227,314           204,431
Mortgage banking fees and gains                        870,008         1,012,866          396,081           480,507
Other fees and commissions                             272,255           127,892          136,181            62,757
                                                       -------           -------          -------            ------
       Total non-interest income                     1,574,110         1,534,405          759,576           747,695

NON-INTEREST EXPENSES
Salaries                                             2,516,116         2,084,767        1,231,089         1,080,041
Employee benefits                                      547,950           468,596          250,771           214,871
Occupancy                                              438,820           430,229          211,413           260,773
Furniture and equipment                                435,990           372,504          219,718           204,741
Other                                                1,362,740         1,006,805          740,467           512,839
                                                     ---------         ---------          -------           -------
         Total non-interest expenses                 5,301,616         4,362,901        2,653,458         2,273,265

Income before taxes                                    337,688         1,162,376          156,393           496,530
Income taxes                                           106,817           420,694           47,630           178,569
                                                       -------           -------         --------           -------
Net income                                             230,871           741,682          108,763           317,961
Change in unrealized gain (loss) on securities
  available for sale                                  (187,346)          (13,021)        (179,399)            9,364
                                                      --------           -------         --------           -------

Comprehensive  income                                  $43,525          $728,661         $(70,636)         $327,325
                                                      --------           -------         --------           -------
                                                      --------           -------         --------           -------

Basic and diluted earnings per share                     $0.17             $0.55            $0.08            $ 0.24
                                                      --------           -------         --------           -------
                                                      --------           -------         --------           -------



       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                For the Six Months Ended

                                                                                        June 30,
                                                                                  1999           1998
                                                                                  ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                             $5,679,631        $5,699,060
Fees and commissions received                                                    704,102           521,539
Proceeds from sales of loans held for sale                                    77,782,724        75,440,705
Originations of loans held for sale                                          (69,933,021)      (91,243,953)
Interest paid                                                                 (2,091,448)       (1,867,015)
Cash paid to suppliers and employees                                          (4,750,743)       (3,888,712)
Income taxes paid                                                               (142,876)         (175,451)
                                                                                ---------         ---------
                                                                               7,248,369       (15,513,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of securities available for sale                     18,182,016        14,259,894
Purchases of securities available for sale                                   (38,844,593)      (13,065,662)
Loans made, net of principal collected                                          (250,931)         (564,025)
Payments of intangibles                                                         (287,398)              196
Purchases of premises, equipment, and software                                  (372,431)       (1,434,723)
                                                                                ---------       -----------
                                                                             (21,573,337)         (804,320)

CASH FLOWS FROM FINANCING  ACTIVITIES

Net increase (decrease) in time deposits                                       4,073,297        (4,622,711)
Net increase (decrease) in other deposits                                     (2,104,212)        8,315,118
Net increase in other borrowed funds                                           1,790,106         6,154,031
Dividends paid                                                                  (354,749)         (613,768)
Dividends reinvested                                                             158,998           271,904
                                                                                 -------           -------
                                                                               3,563,440         9,504,574


Net  increase (decrease) in cash and cash equivalents                        (10,761,528)       (6,813,573)
Cash and equivalents at beginning of year                                     25,459,135        18,266,542
                                                                              ----------        ----------
Cash and equivalents at end of year                                          $14,697,607       $11,452,969
                                                                              ----------        -----------
                                                                              ----------        -----------




 THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                           PART OF THESE STATEMENTS.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                For the Six Months Ended
                                                                                         June 30,
                                                                                 1999              1998
                                                                                ------            ------


RECONCILIATION OF NET INCOME TO NET CASH FLOWS PROVIDED
  BY OPERATING ACTIVITIES

Net income                                                                      $230,871          $741,682

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES



Depreciation, amortization and losses                                            440,992           331,757
Deferred taxes                                                                   (66,599)          (1,208)
Increase (decrease) in;
  Deferred loan fees                                                            (216,223)         (61,303)
  Accrued interest payable                                                       (87,107)          (91,950)
  Income taxes payable                                                                 0           (87,811)
  Other liabilities                                                              272,308           196,190
  Loans held for sale                                                          6,979,695       (16,816,114)
Decrease (increase) in;
  Accrued interest receivable                                                   (173,681)           (5,920)
  Prepaid taxes                                                                   30,540           334,262
  Other assets                                                                  (162,427)          (53,412)
                                                                                ---------          --------
                                                                              $7,248,369      $(15,513,827)









 THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                            PART OF THESE STATEMENTS

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1 - PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of Patapsco Valley Bancshares, Inc., ( the Company) , The Central Maryland Service Corporation (CMSC), Commercial and Farmers Bank ( the Bank) and its subsidiaries, Founders Mortgage Company, Inc., C&F Insurance Agency, Inc. and Rogers Avenue Realty, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the six months ended June 30, 1999 do not necessarily reflect the results that may be expected for the entire fiscal year December 31, 1999 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated in the Company's Annual Report for the year ended December 31, 1998.

Note 3 - EARNINGS PER SHARE

             Earnings per share is presented in accordance with Statement of Financial Accounting Standards No. 128. This Statement requires dual presentation of basic and diluted earnings per share ( EPS ) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase earnings per share. Average shares outstanding for the six and three months ending June 30, 1998 is adjusted giving retroactive effect of a 100% stock dividend declared on September 15,1998. No adjustments were made to net income for all periods presented. The basic and diluted average shares outstanding for the six and three month periods are as follows:


                                                      Six Months        Six Months      Three Months      Three Months
                                                         Ended            Ended             Ended            Ended
                                                     JUNE 30, 1999    JUNE 30, 1998     JUNE 30, 1999    JUNE 30, 1998
                                                     -------------    -------------     -------------    -------------
Net Income                                             $ 230,871        $741,682          $ 108,763         $ 317,961
                                                     -------------    -------------     -------------    -------------
                                                     -------------    -------------     -------------    -------------

         Weighted Average Shares Outstanding -       $ 1,362,475       $1,346,721        $ 1,363,952       $ 1,348,830
             Basic
Diluted Securities:
         Options                                           7,300                 0            7,300                 0
                                                           -----      -------------     -------------    -------------
         Adjusted Weighted Average Shares -
           Diluted                                     1,369,775         1,346,721        1,371,252         1,348,830
         Basic and Diluted EPS                            $ 0.17            $ 0.55           $ 0.08            $ 0.24
                                                     -------------    -------------     -------------    -------------
                                                     -------------    -------------     -------------    -------------


                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





Note 4 - SEGMENTS

         The Company's reportable segments are strategic business units that offer complimentary products and services to the core business of banking. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information follows:



JUNE 30, 1999

                               Holding                        Mortgage         Data                                    Consolidated
                               Company           Bank          Banking      Processing     Insurance    Elimination       Totals
                               -------           ----          -------      ----------     ---------    -----------       ------
REVENUE
Revenue From External          $ 4,284     $ 6,068,415    $ 1,420,484        $ 3,860     $ 146,602       -           $ 7,643,645
Customers
Intersegment Service             1,494         383,448        -              386,397       -             771,339        -
revenue
Segment profit (loss)         (81,285)         406,924      (103,005)         27,334      (34,348)       -               215,620
Total Assets                   783,048     171,563,269     17,618,282        379,051       351,075    17,074,368     173,620,357

JUNE 30, 1998

                               Holding                        Mortgage         Data                                    Consolidated
                               Company           Bank          Banking      Processing     Insurance    Elimination       Totals
                               -------           ----          -------      ----------     ---------    -----------       ------
        REVENUE
Revenue from
External                       $ 2,526     $ 5,738,816    $ 1,559,000        -             -             -           $ 7,300,342
Customers

Intersegment
Service                          1,850         547,956        -              358,736       -             908,542        -
Revenues

Segment profit (loss)         (29,532)         784,246       (30,279)         17,247       -             -               741,682

Total assets                   546,882     148,751,189     22,760,163        327,794           909    21,908,126     150,478,811


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

FINANCIAL CONDITION

    Total assets of the Company were $173,636,000 as of June 30, 1999, compared to $169,843,000 as of December 31, 1998, an increase of $3,793,000 or 2.23 percent. The increase was primarily allocated to increases in securities available for sale of $20,357,000, net loans of $467,000 and cash and due from banks of $425,000 as a result of increases in deposits and securities sold under repurchase agreements. These increases were slightly offset by declines in federal funds sold of $10,914,000, and loans held for sale of $6,980,000. The increase in securities available for sale was the result of excess cash and federal funds sold invested in higher yielding investments in order to increase profitability in the investment portfolio. The increase in net loans is due to the emphasis on services to small and medium size businesses and professional practices. While retail loan demand is currently soft, management plans to grow this portfolio in the future by additional product promotions. In addition, the Bank's subsidiary C&F Insurance Agency, Inc. acquired the assets of the Ellicott City branch of Fowler & Seidl, Inc. and Center for Insurance and Related Services. The increase in total assets is part of management's strategy to diversify the Company's services to the community and to increase profitability.

    Total Liabilities were $156,965,000 as of June 30, 1999 compared to $153,021,000 as of December, 1998, an increase of $3,944,000 or 2.58 percent. The increase was primarily due to an increase in deposits of $1,969,000 and an increase in securities sold under repurchase agreements of $1,790,000. The increase in deposits was the result of the Bank opening a branch during the first quarter of 1999 and aggressively marketing for new deposits. Primarily as a result of the advertising campaign, all branch locations have exceeded projections in deposit growth. The Bank is continuing its branch expansion with the signing of a lease for a new free standing branch pad in the Waverly Woods Shopping Center. This branch is expected to open in the year 2000 and is located in a new shopping center, anchored by a grocery store, in Woodstock, Maryland. With the current branch expansion, the deposit growth is expected to continue.

    Stockholders' equity was $16,670,000 as of June 30, 1999, compared to $16,822,000 as of December 31, 1998, a decrease of $152,000. The decrease was due to cash dividends of $355,000. This decrease was partially offset by comprehensive income for the period of $44,000 and dividends reinvested in the amount of $159,000.

RESULTS OF OPERATIONS

GENERAL

    Net income for the six and three months ended June 30, 1999 was $231,000 and $109,000 respectively, as compared to $742,000 and $318,000 for the same periods in 1998. The decreases in net income of $511,000 and $209,000 for the six and three months ended June 30, 1999 respectively as compared to the same periods in 1998 was primarily due to an increase in non-interest expenses. These increases were slightly offset by increases in net interest income and non-interest income.

INTEREST INCOME

    Total interest income for the six and three months ended June 30, 1999 was $6,070,000 and $3,066,000 respectively, compared to $5,766,000 and $2,948,000 for the same periods in 1998, an increase of $304,000 or 5.27% and $118,000 or 4.00% respectively. The increases were primarily due to an increase of $18,809,000 and $24,055,000 in the average dollar amount of investments and federal funds sold for the six and three months ended in June 30, 1999. In addition, the weighted average yields on investment securities increased to 5.50% and 5.71% for the six and three months ended June 30, 1999 as compared to 5.42% and 5.66% for the same periods in 1998. The growth in investment securities and federal funds sold were the result of deposit growth and the high volume of loans sold to investors during the periods. Management's strategy has been to invest the funds from the inflow of deposits into higher yielding investments to improve profitability in the investment portfolio. These increases were primarily offset by a decline in the average balances in net loans and loans held for sale by $363,000 and $5,177,000 for the six and three months ended June 30,1999, respectively, as compared to the same periods in 1998. In addition the weighted yields on loans and loans held for sale declined to 8.76% and 8.71% for the six and three months ended June 30,1999, respectively, as compared to 9.05% and 9.03% for the same periods in 1998.

    During 1999, the Bank has experienced higher than normal principal repayments due to the decline in interest rates, causing higher rate loans to either pay-off or refinance at a lower rate. Also, production in the Bank's mortgage banking subsidiary, Founders, has declined due to a drop in residential mortgage loan demand. The volume of loan originations is expected to improve in the second half of 1999 as the Bank's number of commercial loan applications has increased toward the end of the second quarter of 1999.

INTEREST EXPENSE

    Total interest expense for the six and three months ended June 30, 1999 was $2,004,000 and $1,016,000 respectively, compared to $1,775,000 and $926,000 for the same periods in 1998, an increase of $229,000 or 12.90% and $90,000 or 9.72% respectively. The increases resulted primarily from increases in the average dollar amount of deposits of $21,880,000 and $22,940,000 respectively as the Bank conducted an aggressive marketing campaign, advertising the Bank and its various new deposit products. In addition, the Bank has opened two new branches since June, 1998, which have contributed to the deposit growth. The average rates paid on deposits were 3.46% for the six and three months ended June 30,1999 as compared to 3.64% and 3.56% for the same periods in 1998.

    The increases were partially offset by decreases of $2,544,000 and $4,521,000 in the average dollar amount of borrowings for the six and three month periods in 1999, as compared to the same periods in 1998. The decrease was due to the Bank borrowing from the Federal Home Loan Bank during 1998 in order to fund new loan originations at Founders. There was $5,214,000 in outstanding Federal Home Loan Bank borrowings as of June 30, 1998. The weighted average rates paid on interest-bearing liabilities were 3.48% and 3.44% for the six and three months ended June 30, 1999, respectively as compared to 3.70% and 3.71% for the same periods in 1998.

PROVISION FOR LOAN LOSSES

    For the six and three months ended June 30, 1999 and 1998 no provision for loan losses was charged to expense. The Bank recorded $23,000 and $36,000 in net charge-offs for the six and three months ended June 30,1999 as compared to $157,000 and $156,000 for the same periods in 1998.

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

    The Company continues to experience a decline in principal balances of loans past 90 days due and on non-accrual status. As of June 30, 1999, the loans delinquent greater than 90 days or on non-accrual status totaled $769,000, a delinquency ratio of 1.03%. Included in these loans is one commercial loan totaling $330,000 and one mortgage loan totaling $146,000 which management believes are subject to little risk of loss based on collateral values. However, management cannot be certain that collateral values will be maintained. The commercial loan is a purchased participation from another local commercial bank. The bank is currently in negotiations with the bankruptcy court that could lead to a refinancing of the existing obligations to be supported by a multi year lease by a well-known oil company. The mortgage loan has an active purchaser that is currently waiting for financing approval from an independent third party. During the second quarter of 1999, the Bank experienced a $50,000 loss on a commercial loan that was under contract as of March 1999.

NON-INTEREST INCOME

    Non-interest income for the six and three months ended June 30, 1999 was $1,574,000 and $760,000, respectively as compared to $1,534,000 and $748,000 for the same period in 1998. The Bank has experienced an increase in service charges on deposit accounts. These increases follow an increased level of fees collected for checks drawn against insufficient funds, because of increases in deposit accounts and due to the introduction of new checking account programs that have monthly fees. In addition, the Bank's subsidiary, C&F Insurance Agency, Inc. had commissions totaling $147,000 in the first half of 1999. These increases were partially off-set by a decline in mortgage banking fees and gains due to decrease in Founders' loan origination volume and an increase in the cost to originate a loan. With the continued expansion of the Bank's branch network and the continued expansion of C&F Insurance, management expects to see increased levels of non-interest income.

NON-INTEREST EXPENSE

    Total non-interest expense for the six and three months ended June 30, 1999 was $5,302,000 and $2,653,000 as compared to $4,363,000 and $2,273,000 for the same periods in 1998.

    A significant portion of the increase in non-interest expense is related to the increases in salaries and related benefits of $511,000 and $187,000 for the six and three month periods in 1999 as compared to the same periods in 1998. The Company has added a significant number of employees to the payroll as a result of the expansion in the Bank, Founders, C&F Insurance, and CMSC. Salaries and benefits also include cost of living increases and benefit cost increases. Employee expenses continue to increase as the reflection of the full year salaries for the employees added in 1998 and 1999, as the Company continues to expand.

    Occupancy and furniture and equipment expense increased by $72,000 for the six months and decreased by $34,000 for the three months ended in 1999 as compared to the same periods in 1998. The increases are due to the Company expanding its facilities, making improvements to existing facilities and upgrading equipment. Although occupancy and furniture and equipment expense declined in the three months ended June 30, 1999, these expenses are expected to continue to increase as new branches are opened and a full year of depreciation costs and equipment service contracts are realized. With more facilities and equipment, the Company will also require more maintenance, and the additional investment will be depreciated over the estimated useful life of the asset.

    Other expenses increased by $356,000 and $228,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998. Increases were noted in marketing, telephone, professional services, and stationery and supplies. These areas of increased expense include costs associated with the promotion and establishment of new locations for Founders, C&F Insurance, and the new branches. In addition, the Company had adopted a full-scale marketing program including direct mail, cable television commercials, newspaper advertising and product promotion. Marketing plays a significant role in banking today, more so than in the past. As the banking industry continues to consolidate, both banking and non-banking companies are competing much more aggressively. Direct competition for deposits comes from other commercial banks, savings banks, savings and loan associations, and credit unions as well as brokerage houses, mutual funds and the securities market. The Company also competes with the same banking entities for loans as well as with mortgage banking companies and institutional lenders.

    Given the increases in non-interest expense, management is exploring additional alternatives to decrease these expenses in order to maximize income.

INCOME TAX

    The Company's income tax expense was $107,000 and $48,000 for the six and three months ended June 30, 1999 as compared to $421,000 and $179,000 for the same periods in 1998. The changes were primarily the result of the variations in pre-tax income. The effective tax rate for the six and three months ended June 30, 1999 was 31.63% and 30.46% as compared to 36.19% and 35.96% in the same periods in 1998.

LIQUIDITY MANAGEMENT

    Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrower and depositor withdrawal requirements and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, proceeds from the sale of loans held for sale and income from earning assets. A primary source of cash is from the proceeds from the sale of loans held for sale. In addition, the Company relies on the proceeds from maturity of securities available for sale and the investment portfolio contains readily marketable securities that could be converted to cash. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Company may borrow up to $32,300,000 under secured lines of credit with the Federal Home Loan Bank of Atlanta and has available lines of credit of $2,500,000 in overnight federal funds and $1,000,000 in short-term credit from other correspondent banks. The decrease in federal funds sold of $10,914,000 or 63.07% from December 31, 1998 to June 30, 1999 was primarily the result of the funds being invested in securities available for sale. In addition, these purchases were funded by an increase in growth in Deposits of 1.34% and a reduction in loans held for sale of 29.43 %. The Company believes that it has adequate liquidity sources to meet all anticipated liquidity needs over the next twelve months. While management plans to continue to rely on the secured lines of credit from the Federal Home Loan Bank of Atlanta, management knows of no trend or event which will have a material impact on the Company's ability to maintain liquidity at satisfactory levels.


CAPITAL RESOURCES AND ADEQUACY

    One measure of capital adequacy is the leverage ratio, which is calculated by dividing average total assets for the most recent quarter into Tier l capital. The regulatory minimum for this ratio is 4%, with 6% being the regulatory minimum for well-capitalized companies. The leverage capital ratio as of June 30, 1999 was 8.62%.

    Another measure of capital adequacy is the risk-based capital ratio, or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier l) and supplemental capital (Tier 2), including adjustments for off balance sheet items, such as letters of credit, and the different degrees of risk among various assets. Regulators require a minimum risk-based capital ratio of 8 percent. As of June 30, 1999, the total risk-based capital ratio was 13.90%. According to FDIC capital guidelines, the Bank is considered to be "well capitalized"

    The Bank opened a new branch in January 1999 and the Bank's subsidiary, C&F Insurance Agency, Inc. purchased the assets of a local insurance agency in February 1999. Founders is also planning to expand. The funding sources for these projects are primarily Cash, Federal Funds and maturities of Investment Securities. Management knows of no other trend or event, that will have a material impact on capital.


YEAR 2000 CONVERSION AND COMPLIANCE

THIS IS A YEAR 2000 READINESS DISCLOSURE UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT OF 1998

         The Year 2000 problem is the result of computer programs being written and microcontrollers using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time - sensitive software or embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations.

         The Company currently believes that, with the completed modifications to existing information technology ("IT") and non-IT systems and converting to new IT and non-IT software or systems, the Year 2000 problem will not pose a significant operational problem for the Company's computer systems. There can be no assurance that the systems of other companies or governments will be timely converted or that any such failure to convert by another company or government would not have a material adverse effect on the Company. The Year 2000 issue could disrupt the Company's normal business operations. The most likely worst case Year 2000 scenario foreseeable at this time includes the inability to systematically process various types of customer transactions. This could affect the Company's ability to accept deposits or process withdrawals, originate new loans or accept loan payments. This could have a material adverse effect on the Company. The contingency plan addresses alternative methods to enable the Company to continue to offer basic services to the Company's customers.

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

3. RENOVATION AND/ OR REPLACEMENT - This phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant. The Company is actively working with vendors and suppliers to determine that their operation, products and services are Year 2000 capable or to monitor their progress toward Year 2000 capability. The Company has obtained written assurances of current Year 2000 compliance from 14% of its vendors and service providers which have long term written contracts with the Company. The Company has reviewed the products and services supplied by all of its material vendors and has been informed that these products and services either are or are expected to be Year 2000 compliant prior to January 1, 2000. The Company was able to substantially complete the validation for the Year 2000 compliance of the products and services supplied by its material vendors by March 31, 1999. Any material vendors that are determined not to be Year 2000 compliant, the Company will enter into new relationships with other vendors who have achieved Year 2000 readiness prior to January 1, 2000. The renovation phase of the Plan was largely completed by December 31, 1998, and was fully complete by June 30, 1999.

4. VALIDATION AND TESTING - The next phase of the Plan is to complete a comprehensive testing of all known processes. The Company has met the following key milestones:

                  June 30, 1998 - completion of written validation strategies and plans.

                  September 1, 1998 - commence validation of internal mission critical systems, including those programmed in-house and those purchased from software vendors.

                  December 31, 1998 - validation of internal mission-critical systems was substantially complete.

                  March 31, 1999 - validation of service providers for mission critical systems was substantially completed. External testing with material third parties was started.

                  June 30, 1999 - validation of mission-critical systems was completed and implementation was substantially completed.

5. IMPLEMENTATION - This phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into its systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31, 1999.

CONTINGENCY PLANS

         The Plan calls for the development of contingency plans for at-risk systems. The Company has completed its business resumption contingency planning process by June 30, 1999. This effort will be made in conjunction with the Company's disaster recovery initiatives. The Contingency Plans are being developed to provide continuity of business in the event some, or all, of the applications, hardware, or software is not year 2000 ready by the year 2000 or an unexpected failure occurs. The contingency plan identifies workarounds for processing business should a failure occur.

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

         The Company's method of assessing its material customers' Year 2000 preparedness included one or more of the following: mailing surveys, telephone calls and/or personal interviews with appropriate staff at the borrower's location. Each material customer's assessment was reviewed to determine the level of Year 2000 preparedness and the risk posed to the Company. Based on this review, each customer will receive the appropriate type and level of reassessment using similar techniques. Each customer was reassessed either monthly, quarterly, or at least once prior to March 31, 1999, depending on the level of preparedness and level of risk posed to the Company. The Company expects to continue to reassess material customers throughout the rest of 1999, using similar techniques, to ensure the level of Year 2000 preparedness and risk posed to the Company remains acceptable. As part of the continued monitoring process, another assessment of material customers was begun in May. The reassessment of 35% of these customers was completed by June 30,1999. The Company expects to complete the reassessment by September and expects the risk posed to the Company to remain acceptable.

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

YEAR 2000 COSTS

         The Company spent approximately $45,000 in the first half of 1999 on annual software maintenance agreements. These agreements include periodic software upgrades, which have or will ensure that the processing of dates up to and beyond the year 2000 is handled properly. For the six months ended June 30, 1999, the Company did not incur additional expenses for upgrades, training and testing. The Company's ongoing data processing and information technology budget has been sufficient to fund the Company's Year 2000 costs, and the Company expects that Year 2000 costs will continue to be covered by its ongoing data processing and information technology budget. The Company plans to fund these budget items and costs from operations. Based on current analysis and projections, management believes that the cost to ensure compliance with the Plan will not have a material impact on the Company's consolidated financial statements. While the Company has incurred an opportunity cost for implementing the Plan, the Company has not deferred any specific projects as a result of this implementation.

                           PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

             EXHIBIT NO.

                 10.1 Patapsco Valley Bancshares, Inc. Incentive Stock option Plan, as Amended on June 15, 1999.

                 10.2 Patapsco Valley Bancshares, Inc. Employee Stock Purchase Plan, As amended on June 15, 1999.

                  27     Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           PATAPSCO VALLEY BANCSHARES, INC.




8/10/99                                    /s/ John S. Whiteside
--------------                             -------------------------------------
Date                                       John S. Whiteside
                                           President and Chief Executive Officer






8/10/99                                    /s/ Barbara M. Broczkowski
--------------                             -------------------------------------
Date                                       Barbara M. Broczkowski,
                                           Vice President and Chief
                                           Financial Officer