Form 10QSB
period 1999-09-30
PATAPSCO VALLEY BANCSHARES INC
filed 1999-11-10
CIK 1069855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1999
    / / Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from _______________ to ________________
    Commission file number 0-24887
                           ---------

                        PATAPSCO VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     MARYLAND                                              52-1996620
------------------------------------           ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,376,303 SHARES AS OF OCTOBER 31,1999

         Transitional Small Business Disclosure Format (check one):
Yes        No   X
   -----      -----

                PATAPSCO VALLEY BANCSHARES, INC. AND SUBSIDIARIES

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                                  PAGES
                                                                                                -----
         Item 1 - Financial Statements

         Consolidated statements of financial condition at September 30, 1999
         (unaudited) and December 31, 1998                                                        3
         Consolidated statements of operations (unaudited) for nine months and three months
         ended September 30, 1999 and 1998                                                        4
         Consolidated statements of cash flows (unaudited) for nine months
         ended September 30, 1999 and 1998                                                      5-6

         Notes to financial statements                                                           7-9

         Item 2 - Management's Discussion and Analysis or Plan of Operation                     10-16

PART II - OTHER INFORMATION

         Item 6 - Exhibits                                                                         17

                  (a) Exhibit 2 - Agreement and Plan of Merger by and between
                      F&M Bancorp and the Company, dated September 7, 1999, as amended. Exhibit 10 - Patapsco Valley Bancshares, Inc.
                      Incentive Stock Plan, as amended. Exhibit 27 - Financial
                      Data Schedule Exhibit 99 - Stock Option Agreement, dated
                      September 7, 1999, between the Company and F&M Bancorp.
                  (b) Reports on Form 8-K

Signatures                                                                                       18


                          PART I- FINANCIAL INFORMATION

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                    September 30,      December 31,
                                                                                       1999               1998
                                                                                    (UNAUDITED)
                                                                                    -------------      ------------
ASSETS


Cash and due from banks                                                            $   6,637,260    $   6,933,961
Interest bearing assets in other banks                                                 1,105,017        1,221,174
Federal funds sold                                                                     6,073,000       17,304,000
Securities available for sale                                                         33,169,143       14,726,362
Loans held for sale                                                                   12,719,520       23,718,740
Net loans, less allowance for credit losses of
  $1,364,919 and $1,424,047                                                          106,040,946       98,590,827
Premises and equipment                                                                 4,855,290        5,029,296
Deferred income taxes                                                                    608,763          348,806
Accrued interest receivable                                                            1,101,904          704,649
Prepaid income taxes                                                                     321,538          331,818
Intangibles                                                                              681,187          423,099
Other assets                                                                             659,597          510,710
                                                                                   -------------    -------------
                                                                                   $ 173,973,165    $ 169,843,442
                                                                                   =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits

  Non-interest-bearing                                                             $  38,876,802    $  38,003,939
  Interest-bearing                                                                   112,755,658      109,063,004
                                                                                   -------------    -------------
     Total deposits                                                                  151,632,460      147,066,943

Securities sold under repurchase agreements                                            3,460,926        3,800,623
Accrued interest payable                                                                 748,105          787,102
Other liabilities                                                                      1,699,894        1,366,336
                                                                                   -------------    -------------
                                                                                       5,908,925        5,954,061

      Total liabilities                                                              157,541,385      153,021,004

STOCKHOLDERS' EQUITY

  Common stock, par value $0.01 per share; authorized 50,000,000 shares; issued and outstanding 1,371,102 shares September 30, 1999 and
   1,359,990 shares December 31, 1998                                                     13,711           13,600
  Surplus                                                                             12,100,941       11,817,719
  Retained earnings                                                                    4,646,714        4,933,506
  Accumulated other comprehensive income                                                (329,586)          57,613
                                                                                   -------------    -------------
     Total stockholders equity                                                        16,431,780       16,822,438
                                                                                   -------------    -------------
                                                                                   $ 173,973,165    $ 169,843,442
                                                                                   =============    =============


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     For Nine Months Ended      For Three Months Ended
                                                         September 30,              September 30,
                                                     1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
INTEREST INCOME
Loans, including fees                            $ 7,486,082    $ 7,900,981    $ 2,481,638    $ 2,710,904
Mortgage-backed securities                            10,633              0         10,633              0
U.S. Treasury securities                             325,290        381,535         98,153        134,088
U.S Government agency securities                     658,795         95,289        397,722         23,995
State and municipal securities                         7,350         36,370          2,450         11,627
Federal funds sold                                   599,849        293,759        134,072         91,556
Other investments                                    138,951         46,986         32,747         16,813
                                                 -----------    -----------    -----------    -----------
    Total interest income                          9,226,950      8,754,920      3,157,415      2,988,983

INTEREST EXPENSE
Deposits                                           2,885,973      2,494,899        978,466        885,409
Other short-term borrowings                          143,038        227,298         46,204         61,723
                                                 -----------    -----------    -----------    -----------
    Total interest expense                         3,029,011      2,722,197      1,024,670        947,132

     Net interest income                           6,197,939      6,032,723      2,132,745      2,041,851
Provision for credit losses                                0              0              0              0
                                                 -----------    -----------    -----------    -----------
      Net interest income after provision for
        credit losses                              6,197,939      6,032,723      2,132,745      2,041,851

NON-INTEREST INCOME
Service charges on deposit accounts                  660,358        599,390        228,511        205,743
Mortgage banking fees and gains                    1,200,487      1,260,521        330,479        247,655
Other fees and commissions                           454,132        179,079        181,877         51,187
                                                 -----------    -----------    -----------    -----------
       Total non-interest income                   2,314,977      2,038,990        740,867        504,585

NON-INTEREST EXPENSES
Salaries                                           3,742,663      3,031,174      1,226,547        946,407
Employee benefits                                    871,880        697,456        323,930        228,860
Occupancy                                            699,973        622,228        261,153        191,999
Furniture and equipment                              653,553        620,800        217,563        248,296
Merger expenses                                      117,115              0        117,115              0
Other                                              2,044,278      1,647,934        681,538        641,129
                                                 -----------    -----------    -----------    -----------
         Total non-interest expenses               8,129,462      6,619,592      2,827,846      2,256,691

Income before taxes                                  383,454      1,452,121         45,766        289,745
Income taxes                                         137,662        525,612         30,845        104,918
                                                 -----------    -----------    -----------    -----------
Net income                                           245,792        926,509         14,921        184,827
Change in unrealized gain (loss) on securities
  available for sale                                (387,199)       (11,955)      (199,853)         1,066
                                                 -----------    -----------    -----------    -----------

Comprehensive income (loss)                      $  (141,407)   $   914,554    $  (184,932)   $   185,893
                                                 ===========    ===========    ===========    ===========

Basic and diluted earnings per share             $      0.18    $      0.68    $      0.01    $      0.14
                                                 ===========    ===========    ===========    ===========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                For the Nine Months Ended
                                                                     September 30,
                                                                 1999             1998
                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                           $   8,664,098    $   8,679,748
Fees and commissions received                                   2,314,977          778,469
Proceeds from sales of loans held for sale                    106,631,998      119,897,232
Originations of loans held for sale                           (95,632,778)    (132,509,176)
Interest paid                                                  (3,068,008)      (2,691,152)
Cash paid to suppliers and employees                           (7,479,362)      (5,778,640)
Income taxes paid                                                 (31,247)        (384,387)
                                                            -------------    -------------
                                                               11,399,678      (12,007,906)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of securities available for sale      26,098,144       19,592,147
Mortgage-backed paydowns                                           85,176                0
Purchases of securities available for sale                    (45,256,923)     (18,949,262)
Loans made, net of principal collected                         (7,284,522)      (3,523,955)
Payments of intangibles                                          (266,882)            (505)
Proceeds from sales of other real estate                                0           23,581
Purchases of premises, equipment, and software                   (395,098)      (2,821,255)
                                                            -------------    -------------
                                                              (27,020,105)      (5,679,249)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in time deposits                                   2,318,732        8,721,393
Net increase in other deposits                                  2,246,785        2,441,975
Net increase (decrease) in other borrowed funds                  (339,697)         612,909
Shares issued                                                      46,000                0
Dividends paid                                                   (532,585)        (789,133)
Dividends reinvested                                              237,334          353,450
                                                            -------------    -------------

                                                                3,976,569       11,340,594

Net increase (decrease) in cash and cash equivalents          (11,643,858)      (6,346,561)
Cash and equivalents at beginning of year                      25,459,135       18,266,542
                                                            -------------    -------------
Cash and equivalents at end of year                         $  13,815,277    $  11,919,981
                                                            =============    =============


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            For the Nine Months Ended
                                                                  September 30,
                                                               1999            1998
                                                          ------------    ------------
RECONCILIATION OF NET INCOME TO NET CASH FLOWS PROVIDED
  BY OPERATING ACTIVITIES

Net income                                                 $   245,792    $    926,509

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES

Depreciation, amortization and losses                          577,898         437,688
Deferred taxes                                                 (16,333)         (1,210)
Increase (decrease) in;
  Deferred loan fees                                          (165,597)         45,007
  Accrued interest payable                                     (38,997)         31,045
  Income taxes payable                                         112,468         (87,811)
  Other liabilities                                            221,090         441,668
  Loans held for sale                                       10,999,220     (13,872,465)
Decrease (increase) in;
  Accrued interest receivable                                 (397,255)       (121,146)
  Prepaid taxes                                                 10,280         230,246
  Other assets                                                (148,888)        (37,437)
                                                          ------------    ------------
                                                           $11,399,678    $(12,007,906)
                                                          ------------    ------------
                                                          ------------    ------------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of Patapsco Valley Bancshares, Inc., (the Company), The Central Maryland Service Corporation (CMSC), Commercial and Farmers Bank (the Bank) and its subsidiaries, Founders Mortgage Company, Inc., C&F Insurance Agency, Inc. and Rogers Avenue Realty, Inc. All inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the nine months ended September 30, 1999 do not necessarily reflect the results that may be expected for the entire fiscal year December 31, 1999 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated in the Company's Annual Report for the year ended December 31, 1998.

Note 3 - EARNINGS PER SHARE

             Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128. This Statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income for all periods presented. The basic and diluted average shares outstanding for the nine and three-month periods are as follows:


                                                  Nine Months   Nine Months   Three Months Three Months
                                                     Ended        Ended         Ended        Ended
                                                 SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                     1999         1998         1999         1998
                                                 ----------   ----------   ----------   ----------
Net Income                                       $  245,792   $  926,509   $   14,921   $  184,827
                                                 ==========   ==========   ==========   ==========
         Weighted Average Shares Outstanding -    1,364,654    1,352,463    1,369,014    1,354,476
             Basic
Diluted Securities:
         Options                                      7,273        1,757        7,148        2,113
                                                 ----------   ----------   ----------   ----------
         Adjusted Weighted Average Shares -       1,371,927    1,354,220    1,376,162    1,356,589
           Diluted

         Basic and Diluted EPS                        $0.18        $0.68        $0.01        $0.14
                                                 ==========   ==========   ==========   ==========


                PATAPSCO VALLEY BANCSHARES INC. AND SUBSIDIARIES
                             ELLICOTT CITY, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - SEGMENTS

         The Company's reportable segments are strategic business units that offer complimentary products and services to the core business of banking. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information follows:


SEPTEMBER 30, 1999

                              Holding                       Mortgage        Data                                      Consolidated
                              Company         Bank          Banking       Processing     Insurance    Elimination        Totals
                          ------------    ------------   ------------    ------------   ------------  ------------   ------------
REVENUE

Revenue From External     $      6,731    $  9,308,994   $  1,988,411        $ 25,194       $212,597          --     $ 11,541,927
Customers
Intersegment Service
revenue                          2,249         556,406           --           565,179           --       1,123,834           --
Segment profit
(loss)                        (236,146)        738,921       (214,186)         25,923        (68,720)         --          245,792
Total Assets                   715,342     172,258,065     13,463,430         376,777        304,936    13,145,385    173,973,165




SEPTEMBER 30,1998

                               Holding                        Mortgage          Data                                    Consolidated
                               Company          Bank          Banking        Processing     Insurance   Elimination        Totals
                             ------------    ------------   ------------    ------------   ----------   ------------   ------------
REVENUE

Revenue from
External                  $      4,188    $  8,637,495   $  2,151,660            --              567         --     $ 10,793,910
Customers
Intersegment
Service                          2,990         892,569           --           541,683           --      1,437,242           --
Revenues
Segment profit (loss)          (79,032)      1,117,720       (141,680)         29,034            467         --          926,509
Total assets                   594,959     151,047,101     19,947,378         339,581          1,379   19,061,201    152,869,197


Note 5-MERGER

    On September 7, 1999 the Company entered into a definitive agreement to be acquired by F&M Bancorp. The agreement provides for a fixed exchange ratio of
1.18 shares of F&M's common stock for each share of the Company's common stock. The transaction has a value of approximately $32 per share (as of November 2, 1999) of the Company's common stock. The transaction is intended to be tax-free to the shareholders of the Company's and will be accounted for as a pooling of interest.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In addition to the historical information contained herein, the discussion in this Form 10- QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, strategies, objectives, expectations and intentions, including, among other statements, statements involving the Bank's allowance for loan losses, loan collateral values, year 2000 issue, and the proposed acquisition by F&M Bancorp. These statements may be identified by such forward-looking terminology as "expect," "believe," "anticipate," or by expressions of confidence such as "continuing," or "strong," or similar statements or variations of such terms. The Company's actual results could differ materially from those discussed herein and involve certain risks and uncertainties. These risks and uncertainties include, but are not limited to, general economic conditions and competition in the geographic and business areas in which the Company and its subsidiaries operate, inflation, fluctuations in interest rates, legislation, and government regulation. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB.

FINANCIAL CONDITION

    Total assets of the Company were $173,973,000 as of September 30, 1999, compared to $169,843,000 as of December 31, 1998, an increase of $4,130,000 or
2.43 percent. The increase was primarily in securities available for sale of $18,443,000 and net loans of $7,450,000 as a result of increases in deposits and securities sold under repurchase agreements. These increases were slightly offset by declines in federal funds sold of $11,231,000 and loans held for sale of $10,999,000. The increase in securities available for sale was the result of excess cash and federal funds sold invested in higher yielding investments in order to increase profitability in the investment portfolio. The increase in net loans is due to the emphasis on services to small and medium size businesses and professional practices. In addition, the Bank's subsidiary C&F Insurance Agency, Inc. acquired the assets of the Ellicott City branch of Fowler & Seidl, Inc. and Center for Insurance and Related Services. The increase in total assets is part of management's strategy to diversify the Company's services to the community and to increase profitability.

    Total Liabilities were $157,541,000 as of September 30, 1999 compared to $153,021,000 as of December, 1998, an increase of $4,520,000 or 2.95 percent. The increase was primarily due to an increase in deposits of $4,566,000. The increase in deposits was the result of the Bank opening a branch during the first quarter of 1999 and aggressively marketing for new deposits. Primarily as a result of the advertising campaign, all branch locations have exceeded projections in deposit growth. The Bank has also signed a lease for a new freestanding branch pad in the Waverly Woods Shopping Center.

    Stockholders' equity was $16,432,000 as of September 30, 1999, compared to $16,822,000 as of December 31, 1998, a decrease of $390,000. The decrease was due to cash dividends of $532,000 and by comprehensive loss for the period of $141,000. This decrease was partially offset by dividends reinvested in the amount of $237,000 and shares issued of $46,000.

RESULTS OF OPERATIONS

GENERAL

    Net income for the nine and three months ended September 30, 1999 was $246,000 and $15,000 respectively, as compared to $927,000 and $185,000 for the same periods in 1998. The decreases in net income of $681,000 and $170,000 for the nine and three months ended September 30, 1999 respectively as compared to the same periods in 1998 was primarily due to one time merger related expenses and an increase in non-interest expenses. These increases were slightly offset by increases in net interest income and non-interest income.

INTEREST INCOME

    Total interest income for the nine and three months ended September 30, 1999 was $9,227,000 and $3,157,000 respectively, compared to $8,755,000 and $2,989,000 for the same periods in 1998, an increase of $472,000 or 5.39% and $168,000 or 5.62% respectively. The increases were primarily due to an increase of $20,770,000 and $23,968,000 in the average dollar amount of investments and federal funds sold for the nine and three months ended in September 30, 1999. In addition, the Bank purchased $1,937,000 in mortgage-backed securities during the third quarter of 1999 with weighted average yield of 5.83%. The weighted average yields on investment securities increased to 5.49% and 5.96% for the nine and three months ended September 30, 1999 as compared to 5.33% and 5.28% for the same periods in 1998. The growth in investment securities, mortgage-backed securities and federal funds sold were the result of deposit growth and the high volume of loans sold to investors during the periods.

    The increase in interest income was primarily offset by a decline in the average balances in loans held for sale by $2,100,000 and $4,223,000 for the nine and three months ended September 30,1999, respectively, as compared to the same periods in 1998. In addition the weighted yields on loans held for sale declined to 6.77% and 6.98% for the nine and three months ended September 30,1999, respectively, as compared to 6.78% and 7.90% for the same periods in 1998. The decline in production in the Bank's mortgage banking subsidiary, Founders, was due to a drop in residential mortgage loan demand.

    During the first half of 1999, the Bank experienced higher than normal principal repayments due to the decline in interest rates, causing higher rate loans to either pay-off or refinance at a lower rate. The volume of loan originations has improved as the Bank's average loan balance increased by $3,200,000 during the third quarter of 1999.

INTEREST EXPENSE

    Total interest expense for the nine and three months ended September 30, 1999 was $3,029,000 and $1,025,000 respectively, compared to $2,722,000 and
$947,000 for the same periods in 1998, an increase of $307,000 or 11.28% and $78,000 or 8.24% respectively. The increases resulted primarily from increases in the average dollar amount of deposits of $21,531,000 and $25,519,000 for the nine and three months ended September 30, 1999 as the Bank conducted an aggressive marketing campaign, advertising the Bank and its various new deposit products. In addition, the Bank has opened two new branches since June, 1998, which have contributed to the deposit growth. The average rates paid on deposits were 3.44% and 3.41% for the nine and three months ended September 30,1999 as compared to 3.69% and 3.97% for the same periods in 1998.

    The increases were partially offset by decreases of $1,888,000 and $2,604,000 in the average dollar amount of borrowings for the nine and three months ended September 30, 1999, as compared to the same periods in 1998. The decrease was due to the Bank borrowing from the Federal Home Loan Bank during 1998 in order to fund new loan originations at Founders. The weighted average rates paid on total interest-bearing liabilities were 3.46% and 3.43% for the nine and three months ended September 30, 1999, respectively as compared to 3.74% and 3.93% for the same periods in 1998.

PROVISION FOR LOAN LOSSES

    For the nine and three months ended September 30, 1999 and 1998 no provision for loan losses was charged to expense. The Bank recorded $59,000 and $36,000 in net charge-offs for the nine and three months ended September 30,1999 as compared to $174,000 and $17,000 for the same periods in 1998.

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

    As of September 30, 1999, the loans delinquent greater than 90 days or on non-accrual status totaled $849,000, a delinquency ratio of 1.38%. Included in these loans is one commercial loan totaling $330,000 and one mortgage loan totaling $146,000 which management believes are subject to little risk of loss based on collateral values. However, management cannot be certain that collateral values will be maintained. The commercial loan is a purchased participation from another local commercial bank. The bank is currently in negotiations with the bankruptcy court that could lead to a refinancing of the existing obligations to be supported by a multi year lease by a well-known oil company. The mortgage loan has an active purchaser that is currently waiting for financing approval from an independent third party.

NON-INTEREST INCOME

    Non-interest income for the nine and three months ended September 30, 1999 was $2,315,000 and $741,000, respectively as compared to $2,039,000 and $505,000 for the same period in 1998. The Bank has experienced an increase in service charges on deposit accounts. These increases follow an increased level of fees collected for checks drawn against insufficient funds, because of increases in deposit accounts and due to the introduction of new checking account programs that have monthly fees. In addition, the Bank's subsidiary, C&F Insurance Agency, Inc. had commissions totaling $213,000 in the nine months ended September 30,1999. The increase in non-interest income for the nine months in 1999 was partially offset by a decline in mortgage banking fees and gains due to decrease in Founders' loan origination volume and an increase in the cost to originate a loan.

NON-INTEREST EXPENSE

    Total non-interest expense for the nine and three months ended September 30, 1999 was $8,129,000 and $2,828,000 as compared to $6,620,000 and $2,257,000 for the same periods in 1998.

    A significant portion of the increase in non-interest expense is related to the increases in salaries and related benefits of $886,000 and $375,000 for the nine and three month periods in 1999 as compared to the same periods in 1998. The Company has added a significant number of employees to the payroll as a result of the expansion in the Bank, Founders, C&F Insurance, and CMSC. Salaries and benefits also include cost of living increases and benefit cost increases. Employee expenses continue to increase as the reflection of the full year salaries for the employees added in 1998 and 1999.

    Occupancy and furniture and equipment expense increased by $410,000 and $38,000 for the nine and three months ended in 1999 as compared to the same periods in 1998. The increases are due to the Company expanding its facilities, making improvements to existing facilities and upgrading equipment.

    Merger related expenses totaled $117,000 as of September 30,1999. These expenses are one time expenses that are directly related to the proposed acquisition of the Company by F&M Bancorp.

    Other expenses increased by $110,000 and $40,000 for the nine and three months in 1999 as compared to the same periods in 1998. Increases were noted in marketing, telephone, professional services, and stationery and supplies. These areas of increased expense include costs associated with the promotion and establishment of new locations for Founders, C&F Insurance, and the new branches. In addition, the Company had adopted a full-scale marketing program including direct mail, cable television commercials, newspaper advertising and product promotion. Marketing plays a significant role in banking today, more so than in the past. As the banking industry continues to consolidate, both banking and non-banking companies are competing much more aggressively. Direct competition for deposits comes from other commercial banks, savings banks, savings and loan associations, and credit unions as well as brokerage houses, mutual funds and the securities market. The Company also competes with the same banking entities for loans as well as with mortgage banking companies and institutional lenders.

INCOME TAX

    The Company's income tax expense was $138,000 and $31,000 for the nine and three months ended September 30, 1999 as compared to $526,000 and $105,000 for the same periods in 1998. The changes were primarily the result of the variations in pre-tax income and non-deductible merger related expenses.

LIQUIDITY MANAGEMENT

    Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrower and depositor withdrawal requirements and to fund current and planned expenditures. The Company maintains its asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, proceeds from the sale of loans held for sale and income from earning assets. A primary source of cash is from the proceeds from the sale of loans held for sale. In addition, the Company relies on the proceeds from maturity of securities available for sale and the investment portfolio contains readily marketable securities that could be converted to cash. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Company may borrow up to $32,300,000 under secured lines of credit with the Federal Home Loan Bank of Atlanta and has available lines of credit of $2,500,000 in overnight federal funds and $1,000,000 in short-term credit from other correspondent banks. The decrease in federal funds sold of $11,231,000 or 64.90% from December 31, 1998 to September 30, 1999 was primarily the result of the funds being invested in securities available for sale. In addition, these purchases were funded by an increase in growth in deposits of 3.10% and a reduction in loans held for sale of 46.37 %.

CAPITAL RESOURCES AND ADEQUACY

    One measure of capital adequacy is the leverage ratio, which is calculated by dividing average total assets for the most recent quarter into Tier l capital. The regulatory minimum for this ratio is 4%, with

6% being the regulatory minimum for well-capitalized companies. The leverage capital ratio as of September 30, 1999 was 8.59%.

    Another measure of capital adequacy is the risk-based capital ratio, or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier l) and supplemental capital (Tier 2), including adjustments for off balance sheet items, such as letters of credit, and the different degrees of risk among various assets. Regulators require a minimum risk-based capital ratio of 8 percent. As of September 30, 1999, the total risk-based capital ratio was 13.45%. According to FDIC capital guidelines, the Bank is considered to be "well capitalized."

YEAR 2000 CONVERSION AND COMPLIANCE

THIS IS A YEAR 2000 READINESS DISCLOSURE UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT OF 1998

         The Year 2000 problem is the result of computer programs being written and microcontrollers using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time sensitive software or embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations.

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

         3. RENOVATION AND/OR REPLACEMENT - This phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant. The Company is actively working with vendors and suppliers to determine that their operation, products and services are Year 2000 capable or to monitor their progress toward Year 2000 capability. The Company has obtained written assurances of current Year 2000 compliance from 14% of its vendors and service providers, which have long term written contracts with the Company. The Company has reviewed the products and services supplied by all of its material vendors and has been informed that these products and services either are or are expected to be Year 2000 compliant prior to January 1, 2000. The Company was able to substantially complete the validation for the Year 2000 compliance of the products and services supplied by its material vendors by March 31, 1999. For any material vendors that are determined not to be Year 2000 compliant, the Company will enter into new relationships with other vendors who have achieved Year 2000 readiness prior to January 1, 2000. The renovation phase of the Plan was largely completed by December 31, 1998, and was fully complete by June 30, 1999.

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

         The Company's method of assessing its material customers' Year 2000 preparedness included one or more of the following: mailing surveys, telephone calls and/or personal interviews with appropriate staff at the borrower's location. Each material customer's assessment was reviewed to determine the level of Year 2000 preparedness and the risk posed to the Company. Based on this review, each customer will receive the appropriate type and level of reassessment using similar techniques. Each customer was reassessed either monthly, quarterly, or at least once prior to March 31, 1999, depending on the level of preparedness and level of risk posed to the Company. The Company expects to continue to reassess material customers throughout the rest of 1999, using similar techniques, to ensure the level of Year 2000 preparedness and risk posed to the Company remains acceptable. As part of the continued monitoring process, another assessment of material customers was begun in May. The reassessment of 90% of these material customers was completed by September 30, 1999. The Company has since completed the reassessment and believes the risk posed to the Company remains acceptable.

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

YEAR 2000 COSTS

         The Company spent approximately $49,893 in 1999 on annual software maintenance agreements. These agreements include periodic software upgrades, which have or will ensure that the processing of dates up to and beyond the year 2000 is handled properly. For the nine months ended September 30, 1999, the Company did not incur additional expenses for upgrades, training and testing. The Company's ongoing data processing and information technology budget has been sufficient to fund the Company's Year 2000 costs, and the Company expects that Year 2000 costs will continue to be covered by its ongoing data processing and information technology budget. The Company plans to fund these budget items and costs from operations. Based on current analysis and projections, management believes that the cost to ensure compliance with the Plan will not have a material impact on the Company's consolidated financial statements. While the Company has incurred an opportunity cost for implementing the Plan, the Company has not deferred any specific projects as a result of this implementation.

                                 PART II - OTHER

INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

      EXHIBIT NO.
      -----------

         2 Agreement and Plan of Merger by and between F&M Bancorp and the Company, dated September 7, 1999, as amended.

         10 Patapsco Valley Bancshares, Inc. Incentive Stock Option Plan, as amended.


         27       Financial Data Schedule

         99 Stock Option Agreement, dated September 7, 1999, between the Company and F&M Bancorp.

     (b) The Company filed a Current Report on Form 8-K on September 7, 1999, under Item 5, to announce that the Company has entered into a definitive agreement to be acquired by F&M Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PATAPSCO VALLEY BANCSHARES, INC.

11/9/99                                  /s/ John S. Whiteside
-----------------------------            ---------------------------------------
Date                                     John S. Whiteside
                                         President and Chief Executive Officer


11/9/99                                  /s/ Barbara M. Broczkowski
-----------------------------            ---------------------------------------
Date                                     Barbara M. Broczkowski,
                                         Vice President and Chief Financial
                                         Officer